Form 10-Q
period 1995-03-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1995-05-15
CIK 5172

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                      the Securities Exchange Act of 1934


         For Quarter Ended March 31, 1995 Commission File Number 1-7255




                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)




Florida                                                               59-1219710
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)




         1776 American Heritage Life Drive, Jacksonville, Florida 32224
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code (904) 992-1776

Former name, former address and former fiscal year, if changed since last report

                                      N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

          Number of registrant's shares of common stock outstanding at
                                 April 30, 1995
                                   13,887,330

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                            MARCH 31, 1995           DECEMBER 31, 1994
                                                                           ----------------          -----------------
ASSETS
Investments:
   Debt securities, available-for-sale, at fair
    value (cost of $469,619,840 in 1995 and
    $450,670,196 in 1994)                                                    $  453,211,769              412,746,726
   Equity securities, available-for-sale, at
    fair value (cost of $35,666,196 in 1995
    and $35,583,745 in 1994)                                                     54,715,409               52,476,038
   Mortgage loans on real estate                                                 21,934,179               20,625,877
   Investment real estate, at cost                                                1,033,210                1,022,985
   Policy loans                                                                 351,327,482              351,160,060
   Short-term investments                                                         1,446,792                7,697,740
                                                                             --------------            -------------

       Total investments                                                        883,668,841              845,729,426
   Cash                                                                          19,886,109               19,490,055
   Agents' balances and prepaid commissions                                      38,967,477               39,146,576
   Premiums receivable                                                           41,556,326               43,434,693
   Accrued investment income                                                     23,153,442               16,197,251
   Deferred acquisition costs                                                   160,386,435              162,867,773
   Property and equipment, at cost,
    less accumulated depreciation                                                27,556,197               27,294,320
   Reinsurance receivables                                                       10,009,908               11,730,734
   Other assets                                                                  14,419,357               13,366,322
                                                                             --------------            -------------
                                                                             $1,219,604,092            1,179,257,150
                                                                             ==============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                                    $  194,017,737              192,511,754
   Policyholders' account balances                                              583,232,926              576,535,760
   Unearned premiums                                                             50,909,344               51,604,266
   Policy and contract claims                                                    53,666,867               53,308,899
                                                                             --------------            -------------

       Total policy liabilities                                                 881,826,874              873,960,679
   Notes payable to banks, short-term                                            84,394,000               64,201,000
   Notes payable to banks, long-term                                                -                     20,000,000
   Deferred income taxes                                                         22,211,779               16,559,755
   Other liabilities                                                             35,236,990               31,176,101
                                                                             --------------            -------------

       Total liabilities                                                      1,023,669,643            1,005,897,535
                                                                             --------------            -------------

Stockholders' equity:
   Common stock of $1 par value.  Authorized
    20,000,000 shares; issued 13,933,296 in
    1995 and 13,905,794 in 1994                                                  13,933,296               13,905,794
   Additional paid-in capital                                                    42,301,586               41,866,379
   Retained earnings                                                            135,335,374              129,406,469
   Net unrealized investment gains (losses)                                       5,291,140              (10,892,295)
                                                                             --------------            -------------
                                                                                196,861,396              174,286,347
   Less cost of 45,966 in 1995 and 45,954
    in 1994 common shares in treasury                                               926,947                  926,732
                                                                             --------------            -------------

       Total stockholders' equity                                               195,934,449              173,359,615
                                                                             --------------            -------------
                                                                             $1,219,604,092            1,179,257,150
                                                                             ==============            =============

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                     ------------------------------------

                                                                         1995                    1994
                                                                         ----                    ----
Income:
   Insurance revenues                                                 56,358,842              54,123,432
   Net investment income                                              16,399,468              16,349,229
   Realized investment gains
                                                                       2,167,401                 327,421
                                                                      ----------              ----------

    Total income                                                      74,925,711              70,800,082
                                                                      ----------              ----------

Benefits, claims and expenses:
   Benefits and claims                                                33,390,834              34,016,205
   Underwriting, acquisition and insurance expenses:
    Taxes, commissions and general expenses                           23,733,923              22,122,661
    Amortization of deferred acquisition costs                         5,884,763               5,680,265
   Other operating expenses                                              879,219                 500,008
                                                                      ----------              ----------

    Total benefits, claims and expenses                               63,888,739              62,319,139
                                                                      ----------              ----------

    Earnings before income taxes                                      11,036,972               8,480,943
Income taxes                                                           3,579,200               2,707,400
                                                                      ----------              ----------

    Net earnings                                                       7,457,772               5,773,543
                                                                      ==========              ==========

    Net earnings per share of common stock                                  0.54                    0.42
                                                                      ==========              ==========

Dividends declared per share                                                0.11                    0.15
                                                                      ==========              ==========

Average number of shares outstanding                                  13,878,071              13,845,160
                                                                      ==========              ==========



See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                                        1995                  1994
                                                                                    -------------         ------------
Common stock:
   Balance at beginning of period                                                   $ 13,905,794            13,880,278

   Other shares issued                                                                    27,502                20,006
                                                                                    ------------           -----------

   Balance at end of period                                                           13,933,296            13,900,284
                                                                                    ------------           -----------

Additional paid-in capital:
   Balance at beginning of period                                                     41,866,379            41,482,746

   Excess over par value on shares issued                                                459,795               330,761

   Net change on exercise of stock options                                               (24,588)              (13,569)
                                                                                    ------------           -----------

   Balance at end of period                                                           42,301,586            41,799,938
                                                                                    ------------           -----------

Retained earnings:
   Balance at beginning of period                                                    129,406,469           115,464,920

   Add net earnings                                                                    7,457,772             5,773,543
                                                                                    ------------           -----------
                                                                                     136,864,241           121,238,463

   Deduct cash dividends declared on common stock - $.11
    per share in 1995 and $.15 per share in 1994                                      (1,528,867)           (2,077,730)
                                                                                    ------------           -----------

   Balance at end of period                                                          135,335,374           119,160,733
                                                                                    ------------           -----------

Net unrealized investment gains (losses):
   Balance at beginning of period                                                    (10,892,295)           14,026,745

   Unrealized gain upon adoption of FAS 115 at
    beginning of period                                                                        0             3,855,293

   Change during the period                                                           16,183,435            (14,707,56)
                                                                                    ------------           -----------

   Balance at end of period                                                            5,291,140             3,174,470
                                                                                    ------------           -----------

Treasury stock:
   Balance at beginning of period                                                        926,732               924,503

   Add treasury shares purchased (12 shares in 1995 and
      -0- shares in 1994)                                                                    215                     0
                                                                                    ------------           -----------

   Balance at end of period                                                              926,947               924,503
                                                                                    ------------           -----------

       Total stockholders' equity                                                   $195,934,449           177,110,922
                                                                                    ============           ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                         1995                1994
                                                                                      -----------          -----------
Operating activities:
   Net earnings                                                                       $ 7,457,772            5,773,543
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Change in agents' balances and prepaid commissions                                 179,099              (44,667)
       Change in premiums receivable                                                    1,878,367           (1,144,847)
       Change in accrued investment income                                             (6,956,191)          (1,379,732)
       Change in reinsurance receivables                                                1,720,826           (2,719,648)
       Amortization of deferred acquisition costs                                       5,884,763            5,680,265
       Acquisition costs deferred                                                      (8,043,199)          (7,334,527)
       Change in future policy benefits                                                 1,505,983            1,282,878
       Change in policyholders' account balances                                        6,697,166              730,150
       Change in unearned premiums                                                       (694,922)             919,604
       Change in policy and contract claims                                               357,968           (3,350,572)
       Change in income taxes                                                           3,431,372            2,133,267
       Provision for depreciation and amortization                                        184,465              526,903
       Change in unearned investment income                                              (594,059)          (4,621,237)
       Other, net                                                                      (1,432,781)           2,799,362
                                                                                      -----------          -----------

       Net cash provided (used) by operating activities                                11,576,629             (749,258)
                                                                                      -----------          -----------

Investing activities:
   Sales of debt securities                                                            31,619,160           25,696,462
   Maturities of debt securities                                                        3,917,106           28,606,326
   Sales (purchases) of short-term investments, net                                     6,250,948           (3,174,938)
   Sales of equity securities                                                           1,034,138               17,550
   Maturities of mortgage loans on real estate                                            341,698              642,377
   Policy loans paid                                                                    4,196,967            3,629,617
   Purchases of debt securities                                                       (54,491,603)         (47,466,166)
   Purchases of equity securities                                                      (1,362,110)          (1,198,323)
   Origination of mortgage loans on real estate                                        (1,650,000)          (1,967,494)
   Policy loans made                                                                   (4,364,389)          (6,157,709)
   Purchases and additions of property and equipment                                     (800,394)          (3,405,388)
   Other, net                                                                           5,762,234            4,074,820
                                                                                      -----------          -----------

Net cash used by investing activities                                                  (9,546,245)            (702,866)
                                                                                      -----------          -----------

Financing activities:
   Change in notes payable to banks, net                                                  193,000            3,085,000
   Dividends to stockholders                                                           (1,528,867)          (2,077,730)
   Other, net                                                                            (298,463)             338,576
                                                                                      -----------          -----------

   Net cash provided (used) by financing activities                                    (1,634,330)           1,345,846
                                                                                      -----------          -----------

Increase (decrease) in cash                                                               396,054             (106,278)
Cash, beginning of period                                                              19,490,055           18,985,151
                                                                                      -----------          -----------

Cash, end of period                                                                   $19,886,109           18,878,873
                                                                                      ===========          ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)


(1) The accompanying consolidated financial statements, which are unaudited, in the opinion of management, include all adjustments necessary to present fairly the consolidated results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, schedules and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

(2) The consolidated financial statements of the Company's life insurance operations, primarily the operations of American Heritage Life Insurance Company, have been included in the consolidated financial statements on the basis of generally accepted accounting principles.

(3) Earnings per share of common stock were based on weighted average number of shares outstanding during each period, excluding treasury shares. Options outstanding to purchase common stock had no significant dilutive effect on earnings per share.

(4) Current accrued income taxes were included in other liabilities in the amount of $250,000 at March 31, 1995 and a current accrued income tax benefit of $505,200 was included in other assets at December 31, 1994 in the accompanying consolidated balance sheets.

(5) Certain 1994 figures have been reclassified to conform with the 1995 presentation.

(6) AHL, like other insurance companies, is currently a defendant in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business and to date no such claims of this nature against AHL have resulted in material losses. Certain of these cases are in Alabama where the frequency of large punitive damage awards bearing absolutely no relation to actual damages awarded by juries is alarming. During the current fiscal year, the number of outstanding suits against the Company in Alabama has increased. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIOD ENDED MARCH 31, 1995 COMPARED TO
                          PERIOD ENDED MARCH 31, 1994


RESULTS OF OPERATIONS

American Heritage Life Investment Corporation ("AHLIC") and subsidiaries (the "Company") are engaged primarily in the life insurance business. The Company's consolidated net earnings are primarily attributable to its principal subsidiary, American Heritage Life Insurance Company ("AHL"). Significant changes in the components of the consolidated results of operations for the comparative periods are presented below.

Insurance revenues for reporting purposes pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the three-months ended March 31, 1995 were $56.4 million, an increase of 4.1% from the $54.1 million for the same period in 1994. This increase was due primarily to an increase in ordinary and credit accident and health insurance revenues partially offset by a reduction in group insurance revenues, as a majority of the new group cases were written on a self-funded or split-funded basis.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on an administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. Including premium equivalents of $56.4 million and $48.7 million for the three months ended March 31, 1995 and 1994, respectively, insurance revenues, including premium equivalents, were $112.7 million and $102.8 million, up 9.7% in 1995. This increase is primarily due to an increase in group and credit insurance revenues including premium equivalents.

For the three months ended March 31, 1995, net investment income was $16.4 million, an increase of .3% over the $16.3 million reported for the same period in 1994. This increase in net investment income for the three months ended March 31, 1995 compared to the same periods in 1994 was due primarily to: (1) an increase in invested assets and (2) certain changes made in the equity security and fixed maturity portfolios during 1995 and 1994 to improve investment results. The effective yield on invested assets for the three months ended March 31, 1995 was 7.54% compared to 7.65% for the same period in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIOD ENDED MARCH 31, 1995 COMPARED TO
                          PERIOD ENDED MARCH 31, 1994


RESULTS OF OPERATIONS (CONTINUED)

Realized investment gains for the three months ended March 31, 1995 were $2.2 million compared to $.3 million for the same period in 1994. Included in realized investment gains for the quarter ended March 31, 1995 was the gain on the sale of a parcel of undeveloped property offset by the sale of certain securities, the proceeds of which were reinvested in order to improve the investment results.

Benefits and claims were $33.4 million for the three months ended March 31, 1995 down 1.8% from the $34.0 million for the same period in 1994. This decrease was due primarily to lower group claims expense as a result of: (1) the Group Department's Managed Care Program and AHL Select Provider Network, which provide reduced medical costs for group client companies and (2) more group cases have been written on a self-funded basis where no claim expense is recorded by the Company.

Taxes, commissions and general expenses aggregated $23.7 million for the first three months of 1995 versus $22.1 million for the first three months of 1994, or an increase of 7.3%. This increase was primarily due to an increase in credit commissions as a result of increased insurance revenues and a higher effective commission rate.

Pursuant to generally accepted accounting principles, the initial costs directly associated with selling, underwriting and processing ordinary insurance are deferred and amortized over the premium-paying period of the related policies for traditional products. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components - the amortization of costs for policies which remain in force plus the write-off of unamortized costs related to policies which are terminated. For the three months ended March 31, 1995 the amortization of deferred acquisition costs was $5.9 million compared to $5.7 million for the comparable period in 1994, or an increase of 3.6%. The increase in amortization expense was primarily due to the growth in business.

For the three months ended March 31, 1995, other operating expenses totalled $.9 million, an increase of 75.8% compared to $.5 million for the same period in 1994. This increase was due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt and an increase in interest rates.

Income taxes increased 32.2% for the three months ended March 31, 1995 from the same period in 1994, primarily as a result of the increase in earnings. For the three months ended March 31, 1995 and 1994 the effective tax rate was 32.4% and 31.9%, respectively. The increase in the effective tax rate is primarily due to higher realized gains for the three months ended March 31, 1995, which are taxed at a rate of 35%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIOD ENDED MARCH 31, 1995 COMPARED TO
                          PERIOD ENDED MARCH 31, 1994


LIQUIDITY AND CAPITAL RESOURCES

The Company is engaged primarily in the life insurance business. The principal subsidiary, AHL, generates major sources of cash flow from premiums collected for traditional insurance products, deposits and policy charges for interest-sensitive products and investment income attributable to its life insurance operations and associated investment portfolio. This results in a significant portion of the Company's assets being liquid. Such assets are made up of cash, short-term investments and readily marketable securities.

As an insurer, AHL is required to maintain substantial liabilities for future policy benefits and policyholders' account balances. Since premiums and deposits received in anticipation of such benefits are investable funds, it is expected that AHL will continue to increase its investment portfolio using cash flow from operations.

The increase in net cash provided by operating activities for the three months ended March 31, 1995 compared to the same period in 1994 was due primarily to:
(1) the funding in 1994 of the termination of certain premium deposit accounts with no comparable reduction in 1995; (2) an increase in accrued investment income and a related decrease in unearned investment income discussed below; and (3) an increase in group accident and health claim reserves.

The Company's policy loans are a higher percentage of invested and total assets than industry norm as a result of a significant block of Management Security Plan (MSP) business. The MSP product is an interest-sensitive, deferred compensation/executive benefit-type product with the policy loan feature being an integral part of the product. A market rate of interest is charged on the policy loans and a predetermined built-in spread is achieved between the interest rate charged on the policy loans and the interest rate credited on the loaned funds. Accordingly, all MSP policy loans are completely collateralized by the underlying policyholders' account balances. All policy loans are funded out of cash provided by operating activities and do not represent a significant restriction on the Company's liquidity. During 1994, the Company changed the payment method of interest on these loans from in advance to in arrears, which decreased unearned investment income and increased accrued investment income.

At March 31, 1995, the fair value of the Company's debt security and equity security portfolio aggregated $507.9 million compared with an amortized cost of $505.3 million, or an unrealized gain of $2.6 million. At December 31, 1994, the fair value of the portfolio aggregated $465.2 million compared with an amortized cost of $486.3 million, or an unrealized loss of $21.1 million. This change in the unrealized gain is primarily due to market fluctuations as a result of interest rate changes and the sale of certain securities, the proceeds of which were reinvested in order to improve investment results.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIOD ENDED MARCH 31, 1995 COMPARED TO
                          PERIOD ENDED MARCH 31, 1994


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's amortized cost of high yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non- rated and private placements) at March 31, 1995 aggregated $34.5 million with a market value of $33.4 million. At market value, these investments represented 2.7% of total assets, or 3.8% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The increase in bank debt at March 31, 1995 compared to the amount at March 31, 1994 reflected the cash needs for the holding company including stockholder dividends, interest expense on outstanding debt and the payment of Federal income taxes.

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            AHL, like other insurance companies, is currently a defendant in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business and to date no such claims of this nature against AHL have resulted in material losses. Certain of these cases are in Alabama where the frequency of large punitive damage awards bearing absolutely no relation to actual damages awarded by juries is alarming. During the current fiscal year, the number of outstanding suits against the Company in Alabama has increased. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                   27  Financial Data Schedule (for SEC purposes only)

            (b)    None


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)




Date       5/12/95                             /s/ W. Michael Heekin
     ------------------------      --------------------------------------------
                                   W. Michael Heekin, Senior Vice President and
                                   Corporate Secretary (Authorized Officer)



Date       5/12/95                             /s/ C. Richard Morehead
     ------------------------      --------------------------------------------
                                   C. Richard Morehead, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)