Form 10-Q
period 1995-06-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1995-08-11
CIK 5172

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                      the Securities Exchange Act of 1934


         For Quarter Ended June 30, 1995 Commission File Number 1-7255




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

          Number of registrant's shares of common stock outstanding at
                                 July 31, 1995

                                   13,886,429

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                             JUNE 30, 1995            DECEMBER 31, 1994
                                                                            ---------------           -----------------
ASSETS
Investments:
   Debt securities, available-for-sale, at fair
    value (cost of $479,774,020 in 1995 and
    $450,670,196 in 1994)                                                    $  484,021,534              412,746,726
   Equity securities, available-for-sale, at
    fair value (cost of $35,560,382 in 1995
    and $35,583,745 in 1994)                                                     57,327,740               52,476,038
   Mortgage loans on real estate                                                 24,485,539               20,625,877
   Investment real estate, at cost                                                1,043,435                1,022,985
   Policy loans                                                                 363,021,430              351,160,060
   Short-term investments                                                         5,138,707                7,697,740
                                                                             --------------            -------------

       Total investments                                                        935,038,385              845,729,426
   Cash                                                                          20,698,465               19,490,055
   Agents' balances and prepaid commissions                                      39,206,001               39,146,576
   Premiums receivable                                                           42,309,528               43,434,693
   Accrued investment income                                                     22,021,348               16,197,251
   Deferred acquisition costs                                                   158,959,548              162,867,773
   Property and equipment, at cost,
    less accumulated depreciation                                                27,987,091               27,294,320
   Reinsurance receivables                                                       19,144,035               11,730,734
   Other assets                                                                  15,393,608               13,366,322
                                                                             --------------            -------------
                                                                             $1,280,758,009            1,179,257,150
                                                                             ==============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                                    $  197,481,687              192,511,754
   Policyholders' account balances                                              610,482,165              576,535,760
   Unearned premiums                                                             51,158,163               51,604,266
   Policy and contract claims                                                    56,519,995               53,308,899
                                                                             --------------            -------------

       Total policy liabilities                                                 915,642,010              873,960,679
   Notes payable to banks, short-term                                            68,850,000               64,201,000
   Notes payable to banks, long-term                                             20,000,000               20,000,000
   Deferred income taxes                                                         27,167,778               16,559,755
   Other liabilities                                                             38,893,151               31,176,101
                                                                             --------------            -------------

       Total liabilities                                                      1,070,552,939            1,005,897,535
                                                                             --------------            -------------

Stockholders' equity:
   Common stock of $1 par value.  Authorized
    20,000,000 shares; issued 13,932,395 in
    1995 and 13,905,794 in 1994                                                  13,932,395               13,905,794
   Additional paid-in capital                                                    42,274,906               41,866,379
   Retained earnings                                                            138,968,303              129,406,469
   Net unrealized investment gains (losses)                                      15,956,413              (10,892,295)
                                                                             --------------            -------------
                                                                                211,132,017              174,286,347
   Less cost of 45,966 in 1995 and 45,954
    in 1994 common shares in treasury                                               926,947                  926,732
                                                                             --------------            -------------

       Total stockholders' equity                                               210,205,070              173,359,615
                                                                             --------------            -------------
                                                                             $1,280,758,009            1,179,257,150
                                                                             ==============            =============

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                                                           FOR THE SIX MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                           ------------------------        --------------------------
                                                              1995              1994              1995          1994
                                                              ----              ----              ----          ----
Income:
   Insurance revenues                                   $  116,653,042       110,869,361      60,294,200      56,745,929
   Net investment income                                    33,402,512        33,019,429      17,003,044      16,670,200
   Realized investment gains                                 2,214,750           982,758          47,349         655,337
                                                        --------------     -------------    ------------    ------------

       Total income                                        152,270,304       144,871,548      77,344,593      74,071,466
                                                        --------------     -------------    ------------    ------------

Benefits, claims and expenses:
   Benefits and claims                                      68,180,027        69,482,324      34,789,193      35,466,119
   Underwriting, acquisition and insurance expenses:
       Taxes, commissions and general expenses              50,929,939        46,140,580      27,196,016      24,017,919
       Amortization of deferred acquisition costs           11,292,668        10,909,389       5,407,905       5,229,124
   Other operating expenses                                  1,763,695         1,030,863         884,476         530,855
                                                        --------------     -------------    ------------    ------------

       Total benefits, claims and expenses                 132,166,329       127,563,156      68,277,590      65,244,017
                                                        --------------     -------------    ------------    ------------

       Earnings before income taxes                         20,103,975        17,308,392       9,067,003       8,827,449
Income taxes                                                 6,513,500         5,535,500       2,934,300       2,828,100
                                                        --------------     -------------    ------------    ------------

       Net earnings                                     $   13,590,475        11,772,892       6,132,703       5,999,349
                                                        ==============     =============    ============    ============

       Net earnings per share of common stock           $         0.98              0.85            0.44            0.43
                                                        ==============     =============    ============    ============

Dividends declared per share                            $       0.2900            0.3150          0.1800           .1650
                                                        ==============     =============    ============    ============

Average number of shares outstanding                        13,882,388        13,851,184      13,886,657      13,857,142
                                                        ==============     =============    ============    ============



See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                                       1995                  1994
                                                                                    -----------           -----------
Common stock:
   Balance at beginning of period                                                   $ 13,905,794           13,880,278

   Other shares issued                                                                    26,601               24,715
                                                                                    ------------          -----------

   Balance at end of period                                                           13,932,395           13,904,993
                                                                                    ------------          -----------

Additional paid-in capital:
   Balance at beginning of period                                                     41,866,379           41,482,746

   Excess over par value on shares issued                                                436,618              405,880

   Net change on exercise of stock options                                               (28,091)             (13,569)
                                                                                    ------------          -----------

   Balance at end of period                                                           42,274,906           41,875,057
                                                                                    ------------          -----------

Retained earnings:
   Balance at beginning of period                                                    129,406,469          115,464,920

   Add net earnings                                                                   13,590,475           11,772,892
                                                                                    ------------          -----------
                                                                                     142,996,944          127,237,812

   Deduct cash dividends declared on common stock - $.29
    per share in 1995 and $.315 per share in 1994                                     (4,028,641)          (4,363,613)
                                                                                    ------------          -----------

   Balance at end of period                                                          138,968,303          122,874,199
                                                                                    ------------          -----------

Net unrealized investment gains (losses):
   Balance at beginning of period                                                    (10,892,295)          14,026,745

   Unrealized gain upon adoption of FAS 115 at
    beginning of period                                                                        0            3,855,293

   Change during the period                                                           26,848,708          (23,419,870)
                                                                                    ------------          -----------

   Balance at end of period                                                           15,956,413           (5,537,832)
                                                                                    ------------          -----------

Treasury stock:
   Balance at beginning of period                                                        926,732              924,503

   Add treasury shares purchased (12 shares in 1995 and
      1 share in 1994)                                                                       215                    5
                                                                                    ------------          -----------

   Balance at end of period                                                              926,947              924,508
                                                                                    ------------          -----------

       Total stockholders' equity                                                   $210,205,070          172,191,909
                                                                                    ============          ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                                        1995                 1994
                                                                                    ------------          -----------
Operating activities:
   Net earnings                                                                      $13,590,475           11,772,892
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Change in agents' balances and prepaid commissions                                (59,425)            (644,849)
       Change in premiums receivable                                                   1,125,165           (1,316,416)
       Change in accrued investment income                                            (5,824,097)          (2,715,548)
       Change in reinsurance receivables                                              (7,413,301)          (1,359,245)
       Amortization of deferred acquisition costs                                     11,292,668           10,909,389
       Acquisition costs deferred                                                    (16,021,321)         (14,118,017)
       Change in future policy benefits                                                4,969,933            3,816,731
       Change in policyholders' account balances                                      23,847,488           16,072,784
       Change in unearned premiums                                                      (446,103)           2,325,775
       Change in policy and contract claims                                            3,211,096           (5,456,262)
       Change in income taxes                                                          2,195,286              890,334
       Provision for depreciation and amortization                                       562,103              932,956
       Change in unearned investment income                                             (720,726)          (9,340,170)
       Other, net                                                                      4,895,331            2,460,156
                                                                                     -----------          -----------

       Net cash provided by operating activities                                      35,204,572           14,230,510
                                                                                     -----------          -----------

Investing activities:
   Sales of debt securities                                                           31,575,389           30,223,291
   Maturities of debt securities                                                      14,360,497           44,078,068
   Sales (purchases) of short-term investments, net                                    2,558,993           (1,082,709)
   Sales of equity securities                                                          1,231,845              749,428
   Maturities of mortgage loans on real estate                                           809,088            1,159,652
   Policy loans paid                                                                   6,472,990            4,678,303
   Purchases of debt securities                                                      (75,027,605)         (69,801,429)
   Purchases of equity securities                                                     (1,672,012)          (2,936,322)
   Origination of mortgage loans on real estate                                       (4,668,750)          (3,528,276)
   Policy loans made                                                                 (17,430,436)         (17,004,262)
   Purchases and additions of property and equipment                                  (1,401,141)          (7,091,500)
   Other, net                                                                          8,831,065            2,334,432
                                                                                     -----------          -----------

   Net cash used by investing activities                                             (34,360,077)         (18,221,324)
                                                                                     -----------          -----------

Financing activities:
   Change in notes payable to banks, net                                               4,649,000            6,150,000
   Dividends to stockholders                                                          (4,028,641)          (4,363,613)
   Other, net                                                                           (256,444)             445,855
                                                                                     -----------          -----------

   Net cash provided by financing activities                                             363,915            2,232,242
                                                                                     -----------          -----------

Increase (decrease) in cash                                                            1,208,410           (1,758,572)
Cash, beginning of period                                                             19,490,055           18,985,151
                                                                                     -----------          -----------

Cash, end of period                                                                  $20,698,465           17,226,579
                                                                                     ===========          ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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

(3) Earnings per share of common stock were based on weighted average number of shares outstanding during each period, excluding treasury shares. Options outstanding to purchase common stock had no significant dilative effect on earnings per share.

(4) Current accrued income taxes were included in other liabilities in the amount of $200,000 at June 30, 1995 and a current accrued income tax benefit of $505,200 was included in other assets at December 31, 1994 in the accompanying consolidated balance sheets.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1995 COMPARED TO
                          PERIODS ENDED JUNE 30, 1994


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

Insurance revenues for reporting purposes pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the six-months ended June 30, 1995 were $116.7 million, an increase of 5.2% from the $110.9 million for the same period in 1994. For the three months ended June 30, 1995, insurance revenues were $60.3 million versus $56.7 million for the same period in 1994, an increase of 6.3%. These increases were due primarily to an increase in ordinary and credit accident and health insurance revenues partially offset by a reduction in group insurance revenues, as a majority of the new group cases were written on a self-funded or split-funded basis.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on an administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. Including premium equivalents of $128.1 million and $105.7 million for the six months ended June 30, 1995 and 1994, respectively, insurance revenues, including premium equivalents, were $244.7 million and $216.6 million, up 13.0% in 1995. For the three months ended June 30, 1995 and 1994, insurance revenues, including premium equivalents of $71.7 million and $57.0 million, respectively, were $132.0 million and $113.8 million, up 16.0% in 1995. These increases are primarily due to an increase in group and credit insurance revenues including premium equivalents.

For the six months ended June 30, 1995, net investment income was $33.4 million, an increase of 1.2% over the $33.0 million reported for the same period in 1994. Net investment income for the three months ended June 30, 1995 was $17.0 million compared to $16.7 million for the three months ended June 30, 1994, or an increase of 2.0%. These increases in net investment income for the six months and three months ended June 30, 1995 compared to the same periods in 1994 were due primarily to: (1) an increase in invested assets (2) certain changes made in the equity security and fixed maturity portfolios during 1995 and 1994 to improve investment results and (3) a small decline in the effective yield on invested assets. The effective yield on invested assets for the six months ended June 30, 1995 was 7.50% compared to 7.79% for the same period in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1995 COMPARED TO
                          PERIODS ENDED JUNE 30, 1994


RESULTS OF OPERATIONS (CONTINUED)

Realized investment gains for the six months ended June 30, 1995 were $2.2 million compared to $1.0 million for the same period in 1994. For the three months ended June 30, 1995, realized investment gains were $47,349 compared to $655,337 for the same period in 1994. Included in realized investment gains for the six months ended June 30, 1995 was the gain on the sale of a parcel of undeveloped property offset by the sale of certain securities, the proceeds of which were reinvested in order to improve the investment results. The realized investment gains for the second quarter of 1994 included the sales of equity securities which improved the investment yield.

Benefits and claims were $68.2 million for the six months ended June 30, 1995 down 1.9% from the $69.5 million for the same period in 1994. For the three months ended June 30, 1995, benefits and claims totalled $34.8 million compared to $35.5 million for the same period in 1994, or a decrease of 1.9%. These decreases were due primarily to lower group claims expense as a result of: (1) more group cases have been written on a self-funded basis where no claim expense is recorded by the Company and (2) the Group Department's Managed Care Program and AHL Select Provider Network, which provide reduced medical costs for group client companies.

Taxes, commissions and general expenses aggregated $50.9 million for the first six months of 1995 versus $46.1 million for the first six months of 1994, or an increase of 10.4%. For the three months ended June 30, 1995, taxes, commissions and general expenses were $27.2 million compared to $24.0 million for the same period in 1994, or an increase of 13.2%. These increases were primarily due to an increase in credit commissions as a result of increased insurance revenues and a higher effective commission rate.

Pursuant to generally accepted accounting principles, the initial costs directly associated with selling, underwriting and processing ordinary insurance are deferred and amortized over the premium-paying period of the related policies for traditional products. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force and (2) the write-off of unamortized costs related to policies which are terminated. For the six months ended June 30, 1995 the amortization of deferred acquisition costs was $11.3 million compared to $10.9 million for the comparable period in 1994, or an increase of 3.5%. For the three months ended June 30, 1995 the amortization of deferred acquisition costs was $5.4 million compared to $5.2 million for the comparable period in 1994, or an increase of 3.4%. These increases in amortization expense were primarily due to the growth of business in force.

For the six months ended June 30, 1995, other operating expenses totalled $1.8 million compared to $1.0 million for the same period in 1994, or an increase of 71.1%. For the three months June 30, 1995, other operating expenses were $.9 million compared to $.5 million for the same period in 1994, or an increase of 66.6%. These increases were due primarily

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1995 COMPARED TO
                          PERIODS ENDED JUNE 30, 1994


RESULTS OF OPERATIONS (CONTINUED)


to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt and an increase in interest rates.

Income taxes increased 17.7% for the six months ended June 30, 1995 from the same period in 1994 and 3.8% for the three months ended June 30, 1995 versus the three months ended June 30, 1994, primarily as a result of the increase in earnings. For the six months ended June 30, 1995 and 1994 the effective tax rate was 32.4% and 32.0%, respectively. The increase in the effective tax rate is primarily due to higher realized gains for the six months ended June 30, 1995, which are taxed at a rate of 35%.

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

The increase in net cash provided by operating activities for the six months ended June 30, 1995 compared to the same period in 1994 was due primarily to:
(1) the funding in 1994 of the termination of certain premium deposit accounts with no comparable reduction in 1995; (2) an increase in accrued investment income and a related decrease in unearned investment income due to changing policy loan interest on certain plans from in advance to in arrears during 1994 discussed in the following paragraph; and (3) an increase in ordinary life reserves.

The Company's policy loans are a higher percentage of invested and total assets than industry norm as a result of a significant block of Management Security Plan (MSP) business. The MSP product is an interest-sensitive, deferred compensation/executive benefit-type product with the policy loan feature being an integral part of the product. A market rate of interest is charged on the policy loans and a predetermined built-in spread is achieved between the interest rate charged on the policy loans and the interest rate credited on the loaned funds. Accordingly, all MSP policy loans are completely collateralized by the underlying policyholders'

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1995 COMPARED TO
                          PERIODS ENDED JUNE 30, 1994


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

account balances. All policy loans are funded out of cash provided by operating activities and do not represent a significant restriction on the Company's liquidity. During 1994, the Company changed the payment method of interest on these loans from in advance to in arrears, which decreased unearned investment income and increased accrued investment income.

Effective June 30, 1995, AHL acquired a block of universal life payroll allotment business from SMA Life Assurance Company, which increased assets approximately $10.1 million. The annualized premiums on the business amounted to approximately $3.5 million. The operating results of this business will be reflected in the earnings of the Company beginning in the third quarter of 1995.

At June 30, 1995, the fair value of the Company's debt security and equity security portfolio aggregated $541.3 million compared with an amortized cost of $515.3 million, or an unrealized gain of $26.0 million. At December 31, 1994, the fair value of the portfolio aggregated $465.2 million compared with an amortized cost of $486.3 million, or an unrealized loss of $21.1 million. This change in the unrealized gain is primarily due to market fluctuations as a result of interest rate changes and the sale of certain securities (as discussed on page 7), the proceeds of which were reinvested in order to improve investment results.

The Company's amortized cost of high yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non- rated and private placements) at June 30, 1995 aggregated $33.8 million with a market value of $34.8 million. At market value, these investments represented 2.7% of total assets, or 3.7% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The increase in bank debt at June 30, 1995 compared to the amount at December 31, 1994 reflected the cash needs for the holding company including stockholder dividends, interest expense on outstanding debt and the payment of Federal income taxes.

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


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)




Date       8/11/95                           /s/ W. Michael Heekin
     -------------------     --------------------------------------------------
                             W. Michael Heekin, Senior Vice President and
                             Corporate Secretary (Authorized Officer)




Date       8/11/95                          /s/C. Richard Morehead
     ------------------      --------------------------------------------------
                             C. Richard Morehead, Executive Vice President and
                             Chief Financial Officer (Principal Financial and
                             Accounting Officer)