Form 10-Q
period 1995-09-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1995-11-13
CIK 5172

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                      the Securities Exchange Act of 1934


       For Quarter Ended September 30, 1995 Commission File Number 1-7255




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

          Number of registrant's shares of common stock outstanding at
                                October 31, 1995

                                   13,886,425

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                         SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                                                         ------------------        -----------------
ASSETS
Investments:
   Debt securities, available-for-sale, at fair
    value (cost of $502,307,239 in 1995 and
    $450,670,196 in 1994)                                                   $   516,107,921              412,746,726
   Equity securities, available-for-sale, at
    fair value (cost of $28,590,241 in 1995
    and $35,583,745 in 1994)                                                     40,058,167               52,476,038
   Mortgage loans on real estate                                                 25,128,475               20,625,877
   Investment real estate, at cost                                                1,058,108                1,022,985
   Policy loans                                                                 366,402,166              351,160,060
   Short-term investments                                                         4,064,493                7,697,740
                                                                            ---------------            -------------

       Total investments                                                        952,819,330              845,729,426
   Cash                                                                          19,632,995               19,490,055
   Agents' balances and prepaid commissions                                      38,722,715               39,146,576
   Premiums receivable                                                           43,250,020               43,434,693
   Accrued investment income                                                     27,191,927               16,197,251
   Deferred acquisition costs                                                   158,376,377              162,867,773
   Property and equipment, at cost,
    less accumulated depreciation                                                27,914,716               27,294,320
   Reinsurance receivables                                                       11,264,346               11,730,734
   Other assets                                                                  15,418,882               13,366,322
                                                                            ---------------            -------------
                                                                            $ 1,294,591,308            1,179,257,150
                                                                            ===============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                                   $   201,578,505              192,511,754
   Policyholders' account balances                                              620,226,853              576,535,760
   Unearned premiums                                                             52,629,592               51,604,266
   Policy and contract claims                                                    50,656,513               53,308,899
                                                                            ---------------            -------------

       Total policy liabilities                                                 925,091,463              873,960,679
   Notes payable to banks, short-term                                            73,479,000               64,201,000
   Notes payable to banks, long-term                                             20,000,000               20,000,000
   Deferred income taxes                                                         28,415,340               16,559,755
   Other liabilities                                                             34,714,599               31,176,101
                                                                            ---------------            -------------

       Total liabilities                                                      1,081,700,402            1,005,897,535
                                                                            ---------------            -------------

Stockholders' equity:
   Common stock of $1 par value.  Authorized
    20,000,000 shares; issued 13,932,395 in
    1995 and 13,905,794 in 1994                                                  13,932,395               13,905,794
   Additional paid-in capital                                                    42,274,906               41,866,379
   Retained earnings                                                            144,343,945              129,406,469
   Net unrealized investment gains (losses)                                      13,266,607              (10,892,295)
                                                                            ---------------            -------------
                                                                                213,817,853              174,286,347
   Less cost of 45,966 in 1995 and 45,954
    in 1994 common shares in treasury                                               926,947                  926,732
                                                                            ---------------            -------------

       Total stockholders' equity                                               212,890,906              173,359,615
                                                                            ---------------            -------------
                                                                            $ 1,294,591,308            1,179,257,150
                                                                            ===============            =============

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                            FOR THE NINE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                         --------------------------------      ----------------------------------

                                                                 1995             1994                  1995          1994
                                                                 ----             ----                  ----          ----
Income:
   Insurance revenues                                       $ 180,809,902       170,342,855         64,156,860        59,473,494
   Net investment income                                       51,505,853        49,898,190         18,103,341        16,878,761
   Realized investment gains                                    5,145,912         1,256,765          2,931,162           274,007
                                                            -------------       -----------         ----------       -----------
       Total income                                           237,461,667       221,497,810         85,191,363        76,626,262
                                                            -------------       -----------         ----------       -----------

Benefits, claims and expenses:
   Benefits and claims                                        107,466,520       107,965,039         39,286,493        38,482,715
   Underwriting, acquisition and insurance expenses:
       Taxes, commissions and general expenses                 78,107,459        70,479,528         27,177,520        24,338,948
       Amortization of deferred acquisition costs              17,459,784        15,514,851          6,167,116         4,605,462
   Other operating expenses                                     2,720,571         1,647,887            956,876           617,024
                                                            -------------       -----------         ----------       -----------

       Total benefits, claims and expenses                    205,754,334       195,607,305         73,588,005        68,044,149
                                                            -------------       -----------         ----------       -----------

       Earnings before income taxes                            31,707,333        25,890,505         11,603,358         8,582,113
Income taxes                                                   10,233,600         8,224,400          3,720,100         2,688,900
                                                            -------------       -----------         ----------       -----------

       Net earnings                                         $  21,473,733        17,666,105          7,883,258         5,893,213
                                                            =============       ===========         ==========       ===========

       Net earnings per share of common stock               $        1.55              1.28               0.57              0.43
                                                            =============       ===========         ==========       ===========

Dividends declared per share                                $      0.4700            0.4800             0.1800             .1650
                                                            =============       ===========         ==========       ===========

Average number of shares outstanding                           13,883,750        13,853,871         13,886,429        13,859,158
                                                            =============       ===========         ==========       ===========



See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                                       1995                  1994
                                                                                   -------------          -----------
Common stock:
   Balance at beginning of period                                                  $  13,905,794           13,880,278

   Other shares issued                                                                    26,601               24,715
                                                                                   -------------          -----------

   Balance at end of period                                                           13,932,395           13,904,993
                                                                                   -------------          -----------

Additional paid-in capital:
   Balance at beginning of period                                                     41,866,379           41,482,746

   Excess over par value on shares issued                                                436,618              405,880

   Net change on exercise of stock options                                               (28,091)             (13,569)
                                                                                   -------------          -----------

   Balance at end of period                                                           42,274,906           41,875,057
                                                                                   -------------          -----------

Retained earnings:
   Balance at beginning of period                                                    129,406,469          115,464,920

   Add net earnings                                                                   21,473,733           17,666,105
                                                                                   -------------          -----------
                                                                                     150,880,202          133,131,025

   Deduct cash dividends declared on common stock - $.47
    per share in 1995 and $.48 per share in 1994                                      (6,536,257)          (6,650,057)
                                                                                   -------------          -----------

   Balance at end of period                                                          144,343,945          126,480,968
                                                                                   -------------          -----------

Net unrealized investment gains (losses):
   Balance at beginning of period                                                    (10,892,295)          14,026,745

   Unrealized gain upon adoption of FAS 115 at
    beginning of period                                                                        0            3,855,293

   Change during the period                                                           24,158,902          (26,082,365)
                                                                                   -------------          -----------

   Balance at end of period                                                           13,266,607           (8,200,327)
                                                                                   -------------          -----------

Treasury stock:
   Balance at beginning of period                                                        926,732              924,503

   Add treasury shares purchased (12 shares in 1995 and
      15 shares in 1994)                                                                     215                  251
                                                                                   -------------          -----------

   Balance at end of period                                                              926,947              924,754
                                                                                   -------------          -----------

       Total stockholders' equity                                                  $ 212,890,906          173,135,937
                                                                                   =============          ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                                       1995                  1994
                                                                                   -------------          -----------
Operating activities:
   Net earnings                                                                    $  21,473,733           17,666,105
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Change in agents' balances and prepaid commissions                                423,861             (775,246)
       Change in premiums receivable                                                     184,673           (2,879,393)
       Change in accrued investment income                                           (10,990,174)          (5,692,067)
       Change in reinsurance receivables                                                 466,388           (1,523,434)
       Amortization of deferred acquisition costs                                     17,459,784           15,514,851
       Acquisition costs deferred                                                    (24,924,956)         (20,711,528)
       Change in future policy benefits                                                9,066,751            7,812,672
       Change in policyholders' account balances                                      33,470,020           26,992,403
       Change in unearned premiums                                                     1,025,326            2,644,075
       Change in policy and contract claims                                           (2,652,386)          (5,047,989)
       Change in income taxes                                                          4,591,148            3,463,823
       Provision for depreciation and amortization                                     1,151,321            1,385,769
       Change in unearned investment income                                             (735,218)         (14,254,690)
       Other, net                                                                     (1,090,489)             606,847
                                                                                   --------------         -----------

       Net cash provided by operating activities                                      48,919,782           25,202,198
                                                                                   -------------          -----------

Investing activities:
   Sales of debt securities                                                           31,710,890           32,730,381
   Maturities of debt securities                                                      21,321,957           50,475,155
   Sales (purchases) of short-term investments, net                                    3,633,247              448,666
   Sales of equity securities                                                          8,258,421            1,476,999
   Maturities of mortgage loans on real estate                                         1,184,902            1,674,108
   Policy loans paid                                                                  15,368,205           12,365,102
   Payment for acquisition of block of business                                        6,226,470                    0
   Loss provision for certain investments                                              9,055,000                    0
   Purchases of debt securities                                                     (113,213,685)         (84,757,199)
   Purchases of equity securities                                                     (1,947,459)          (3,311,805)
   Origination of mortgage loans on real estate                                       (6,187,500)          (4,700,151)
   Policy loans made                                                                 (29,710,888)         (23,967,887)
   Purchases and additions of property and equipment                                  (1,712,652)         (11,298,555)
   Other, net                                                                          4,742,845           (1,573,084)
                                                                                   -------------          -----------

   Net cash used by investing activities                                             (51,270,247)         (30,438,270)
                                                                                   -------------          -----------

Financing activities:
   Change in notes payable to banks, net                                               9,278,000            9,320,000
   Dividends to stockholders                                                          (6,536,257)          (6,650,057)
   Other, net                                                                           (248,338)             488,072
                                                                                   -------------          -----------

   Net cash provided by financing activities                                           2,493,405            3,158,015
                                                                                   -------------          -----------

Increase (decrease) in cash                                                              142,940           (2,078,057)
Cash, beginning of period                                                             19,490,055           18,985,151
                                                                                   -------------          -----------

Cash, end of period                                                                $  19,632,995           16,907,094
                                                                                   =============          ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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

(2) The financial statements of the Company's life insurance operations, primarily the operations of American Heritage Life Insurance Company, have been included in the consolidated financial statements on the basis of generally accepted accounting principles.

(3) Earnings per share of common stock were based on weighted average number of shares outstanding during each period, excluding treasury shares. Options outstanding to purchase common stock had no significant dilutive effect on earnings per share.

(4) Current accrued income taxes were included in other liabilities in the amount of $100,000 at September 30, 1995 and a current accrued income tax benefit of $505,200 was included in other assets at December 31, 1994 in the accompanying consolidated balance sheets.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1995 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1994


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

Insurance revenues for reporting purposes pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the nine-months ended September 30, 1995 were $180.8 million, an increase of 6.1% from the $170.3 million for the same period in 1994. For the three months ended September 30, 1995, insurance revenues were $64.2 million versus $59.5 million for the same period in 1994, an increase of 7.9%. These increases were due primarily to an increase in ordinary accident and health and credit insurance revenues partially offset by a reduction in group insurance revenues, as a majority of the new group cases were written on a self-funded or split-funded basis.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. Including premium equivalents of $195.9 million and $158.2 million for the nine months ended September 30, 1995 and 1994, respectively, insurance revenues, including premium equivalents, were $376.7 million and $328.5 million, up 14.7% in 1995. For the three months ended September 30, 1995 and 1994, insurance revenues, including premium equivalents of $67.8 million and $52.4 million, respectively, were $132.0 million and $111.9 million, up 17.9% in 1995. These increases are primarily due to an increase in group and credit insurance revenues including premium equivalents.

For the nine months ended September 30, 1995, net investment income was $51.5 million, an increase of 3.2% over the $49.9 million reported for the same period in 1994. Net investment income for the three months ended September 30, 1995 was $18.1 million compared to $16.9 million for the three months ended September 30, 1994, or an increase of 7.3%. These increases in net investment income for the nine months and three months ended September 30, 1995 compared to the same periods in 1994 were due primarily to: (1) an increase in invested assets (2) certain changes made in the investment portfolio during 1995 and 1994 to improve investment results and (3) a decline in the effective yield on invested assets. The effective yield on invested assets for the nine months ended September 30, 1995 was 7.57% compared to 7.85% for the same period in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1995 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1994


RESULTS OF OPERATIONS (CONTINUED)

Realized investment gains for the nine months ended September 30, 1995 were $5.1 million compared to $1.3 million for the same period in 1994. For the three months ended September 30, 1995, realized investment gains were $2.9 million compared to $.3 million for the same period in 1994. Realized gains for the nine and three months ended September 30, 1995 included net gains realized related to restructuring the investment portfolio consistent with the Company's investment strategies. The realized investment gains for the nine months ended September 30, 1995 included a gain on the sale of a parcel of undeveloped property.

Benefits and claims were $107.5 million for the nine months ended September 30, 1995 down .5% from the $108.0 million for the same period in 1994. For the three months ended September 30, 1995, benefits and claims totalled $39.3 million compared to $38.5 million for the same period in 1994, or an increase of 2.1%. The decrease for the nine month period was due primarily to lower group claims expense as a result of: (1) more group cases have been written on a self-funded basis where no claim expense is recorded by the Company and (2) the Group Department's Managed Care Program and AHL Select Provider Network, which provide reduced medical costs for group client companies. This decrease was offset by higher mortality on ordinary life business and an increase in morbidity experience on cancer business. The increase for the three months ended September 30, 1995 versus 1994 included increased ordinary benefits partially offset by lower group claims expense.

Taxes, commissions and general expenses aggregated $78.1 million for the first nine months of 1995 versus $70.5 million for the first nine months of 1994, or an increase of 10.8%. For the three months ended September 30, 1995, taxes, commissions and general expenses were $27.2 million compared to $24.3 million for the same period in 1994, or an increase of 11.7%. These increases were primarily due to an increase in credit commissions as a result of increased insurance revenues.

Pursuant to generally accepted accounting principles, the initial costs directly associated with selling, underwriting and processing ordinary insurance are deferred and amortized over the premium-paying period of the related policies for traditional products. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force and (2) the write-off of unamortized costs related to policies which are terminated. For the nine months ended September 30, 1995 the amortization of deferred acquisition costs was $17.5 million compared to $15.5 million for the comparable period in 1994, or an increase of 12.5%. For the three months ended September 30, 1995 the amortization of deferred acquisition costs was $6.2 million compared to $4.6 million for the comparable period in 1994, or an increase of 33.9%. These increases in amortization expense were primarily due to the growth of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1995 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1994


RESULTS OF OPERATIONS (CONTINUED)

business in force, and an increase in lapses of individual health business which increases the write-off of the policies' deferred acquisition costs.

For the nine months ended September 30, 1995, other operating expenses totalled $2.7 million compared to $1.6 million for the same period in 1994, or an increase of 65.1%. For the three months September 30, 1995, other operating expenses were $1.0 million compared to $.6 million for the same period in 1994, or an increase of 55.1%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt and an increase in interest rates.

Income taxes increased 24.4% for the nine months ended September 30, 1995 from the same period in 1994 and 38.4% for the three months ended September 30, 1995 versus the three months ended September 30, 1994, primarily as a result of an increase in earnings and a higher effective tax rate. For the nine months ended September 30, 1995 and 1994 the effective tax rate was 32.3% and 31.8%, respectively, and for the three months ended September 30, 1995 and 1994 the effective tax rate was 32.1% and 31.3%, respectively. These increases in the effective tax rate are primarily due to higher realized gains for the nine months and three months ended September 30, 1995, which are taxed at a rate of 35%.

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

The increase in net cash provided by operating activities for the nine months ended September 30, 1995 compared to the same period in 1994 was due primarily to: (1) the funding in 1994 of the termination of certain premium deposit accounts with no comparable reduction in 1995 and (2) an increase in accrued investment income and a related decrease in unearned investment income due to changing policy loan interest on certain plans from in advance to in arrears during 1994 discussed in the following paragraph.

The Company's policy loans are a higher percentage of invested and total assets than industry norm as a result of a significant block of Management Security Plan (MSP) business. The MSP product is an interest-sensitive, deferred compensation/executive benefit-type product with

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1995 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1994


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

Effective June 30, 1995, AHL acquired a block of universal life payroll allotment business from SMA Life Assurance Company, which increased assets approximately $10.1 million. The annualized premiums on the business amounted to approximately $3.5 million. The operating results of this business were reflected in the earnings of the Company in the third quarter of 1995.

At September 30, 1995, the fair value of the Company's debt security and equity security portfolio aggregated $556.2 million compared with an amortized cost of $530.9 million, or an unrealized gain of $25.3 million. At December 31, 1994, the fair value of the portfolio aggregated $465.2 million compared with an amortized cost of $486.3 million, or an unrealized loss of $21.1 million. This change in the unrealized gain is primarily due to changes in market conditions and changes made related to restructuring the investment portfolio consistent with the Company's investment strategy.

The Company's amortized cost of high yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non- rated and private placements) at September 30, 1995 aggregated $32.4 million with a market value of $34.2 million. At market value, these investments represented 2.6% of total assets, or 3.6% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short- term cash requirements which may occur. The increase in bank debt at September 30, 1995 compared to the amount at December 31, 1994 reflected the cash needs for the holding company including stockholder dividends, interest expense on outstanding debt and the payment of Federal income taxes.

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


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)




Date        11/13/95                        /s/W. Michael Heekin
     ----------------------    -------------------------------------------------
                               W. Michael Heekin, Senior Vice President and
                               Corporate Secretary (Authorized Officer)




Date        11/13/95                        /s/C. Richard Morehead
---------------------------    -------------------------------------------------
                               C. Richard Morehead, Executive Vice President and
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)