Form 10-K
period 1995-12-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1996-04-01
CIK 5172

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark one)
         [X] ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

    For the fiscal year ended December 31, 1995  Commission File No. 1-7255

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No fee required)
              For the transition period from ________ to ________

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   Florida                                                                59-1219710
- ------------------------------------------------------                 -------------------------------------------------------
         (State or other jurisdiction of                                  (I.R.S. employer identification number)
          incorporation or organization)

         American Heritage Life Building
        1776 American Heritage Life Drive
              Jacksonville, Florida                                                             32224

- -------------------------------------------------------                -------------------------------------------------------
    (Address of principal executive offices)                                                 (Zip Code)

             Registrant's telephone number - Area Code 904-992-1776 Securities registered pursuant to Section 12(b) of the Act:

                  Title of Class                                                             Name of Exchange
- -------------------------------------------------------                    ----------------------------------------------
     Common Stock, Par Value $1.00 per share                                              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                               ------------------
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 1996 was approximately $154,451,163.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                                       Outstanding at February 29, 1996
                 -----                                                       --------------------------------
Common Stock, Par value $1.00 per share                                                13,833,786 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

                 Document                                                                   Where Incorporated
- -------------------------------------------------------                    ----------------------------------------------
Annual report to shareholders
for the year ended December 31, 1995                                                 Part II
Proxy statement dated March 22, 1996                                                 Part III

                              TABLE OF CONTENTS




ITEM                                               DESCRIPTION                                                 PAGE
 NO.                                                                                                            NO.

 1.   BUSINESS                                                                                                   1


 2.   PROPERTIES                                                                                                12


 3.   LEGAL PROCEEDINGS                                                                                         12


 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       13


 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED                                                          16
       STOCKHOLDER MATTERS


 6.   SELECTED FINANCIAL DATA                                                                                   16


 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                         16
       CONDITION AND RESULTS OF OPERATIONS


 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                               16


 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                                                          16
       ACCOUNTING AND FINANCIAL DISCLOSURE


10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                        27


11.   EXECUTIVE COMPENSATION                                                                                    27


12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                                                           27
       AND MANAGEMENT


13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                            27


14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                          28

      SIGNATURES                                                                                                29

                                     PART I

      ITEM 1.     BUSINESS

      American Heritage Life Investment Corporation, (the "Company"), a Florida corporation founded on September 27, 1968, is a holding company whose principal subsidiary is American Heritage Life Insurance Company ("AHL"), a Florida life insurance company. AHL was organized on September 11, 1956 and is presently authorized to do business as a life insurance company in all states, other than New York, and in the District of Columbia, U.S. Virgin Islands and Puerto Rico. The total number of employees of the Company at December 31, 1995 was 538. AHL is engaged in the business of underwriting life and accident and health insurance on an individual, credit and group basis. First Colonial Insurance Company, ("FCIC"), a Florida credit property insurance company and a wholly-owned subsidiary of AHL, was organized in 1987. Hereinafter, AHL and FCIC are sometimes referred to as the "Insurance Companies."

      The Company has reported increased operating earnings for 20 consecutive years and has increased dividends to shareholders for 26 consecutive years. In addition, the Company had more than $18.3 billion of gross life insurance volume in force, and $1.318 billion of assets at December 31, 1995. Management believes that these results were achieved by a combination of constantly monitoring the operations and focusing on expense control. Expense control and productivity are key ingredients in achieving the increased operating earnings. The Company's ratio of expenses to total revenues, including premium equivalents, (defined for this purpose as including premiums, premium equivalents and investment income and excluding realized investment gains and losses) has been recognized as being low based on industry averages. For the years ended December 31, 1991 through 1995, general insurance expenses as a percentage of total revenues, including premium equivalents, ranged from 6.2% to 4.9%. For the years ended December 31, 1991 through 1995, operating earnings per employee for each such year increased from $30,342 to $44,932. There can be no assurance that the Company will continue to experience this level of growth in the future.

                                MARKETING AREAS

      The Company has three primary marketing areas: ordinary, group and credit. The following table sets forth the insurance revenues, insurance revenues and premium equivalents and pre-tax operating earnings of the three marketing areas for each of the years in the five year period ended December 31, 1995.

                                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------
                                          1995              1994              1993              1992                1991
                                          ----              ----              ----              ----                ----
                                                                       (in thousands)
Insurance revenues (1):
   Ordinary
       Life                               $ 40,173            38,405            37,000            35,753           33,308
       Accident and health                  83,545            75,588            71,975            65,464           53,609
                                         ---------           -------           -------           -------          -------
          Total ordinary                   123,718           113,993           108,975           101,217           86,917
                                          --------           -------           -------           -------          -------

   Group
       Life                                  8,604             7,719            10,350            10,832           13,865
       Accident and health                  31,321            35,503            42,473            48,325           59,120
                                          --------           -------           -------           -------          -------
          Total group                       39,925            43,222            52,823            59,157           72,985
                                          --------           -------           -------           -------          -------

   Credit
       Life                                 35,380            29,516            29,183            25,053           19,554
       Accident and health                  48,228            43,858            36,395            26,635           16,415
                                         ---------           -------           -------           -------          -------
          Total credit                      83,608            73,374            65,578            51,688           35,969
                                         ---------           -------           -------           -------          -------
              Total                      $ 247,251           230,589           227,376           212,062          195,871
                                         =========           =======           =======           =======          =======

Insurance revenues and premium
  equivalents (1):
   Ordinary                              $ 167,328           161,612           149,106           138,241          148,414
   Group                                   206,354           167,520           158,188           163,701          177,187
   Credit                                  138,134           116,318           103,113            93,027           73,811
                                         ---------           -------           -------           -------          -------
          Total                          $ 511,816           445,450           410,407           394,939          399,412
                                         =========           =======           =======           =======          =======

Pre-tax operating earnings:
   Ordinary                              $  28,935            26,049            21,798            17,322           15,826
   Group                                     7,470             7,323             6,042             5,269            4,528
   Credit                                    2,739             1,754             1,720             2,969            2,848
                                         ---------           -------           -------           -------          -------
       Total                             $  39,144            35,126            29,560            25,560           23,202
                                         =========           =======           =======           =======          =======

- ------------------------
(1) Insurance revenues include only the fees charged for interest-sensitive and administrative services only business and do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Thus it is necessary to evaluate insurance revenues including premium equivalents.

     Ordinary insurance revenues for reporting purposes pursuant to generally accepted accounting principles include only the cost of insurance, expense and surrender charges for interest-sensitive products. Revenues do not include cash deposits from interest-sensitive products. Group and credit insurance revenues do not include premium equivalents for the periods presented. Group premium equivalents represent the claim costs paid for minimum premium and self funded type plans which are paid with policyholder funds as opposed to being paid by the Company. Under indemnity type plans offered by the Company, claims are considered in determining the premiums to be paid by the policyholder. For self funded or split funded type plans, the Company pays the claim costs with policyholder funds and such amounts are not included in the premiums paid to the Company. Credit premium equivalents represent the claim costs paid on administrative services only business.

ORDINARY DEPARTMENT

GENERAL. Ordinary operations provide interest-sensitive products (universal life, single and flexible premium deferred annuities and excess-interest whole life), single premium immediate annuities, level and decreasing term products and supplemental accident and health insurance products to individuals.

         The largest portion (77.7% for the year ended December 31, 1995) of new annualized sales was produced on a payroll allotment basis with the remainder produced by a variety of direct billing methods through individual agents. AHL's strategy in its ordinary operations is to offer a broader product mix than its competitors in the payroll allotment area and to solicit all of the employee base by targeting direct sales of insurance products to higher income employees in addition to payroll allotment sales. Although the Company knows of no independent study of the types of insurance products offered in the industry, AHL believes it is one of the few life insurance companies in the United States to offer a broad range of both life and accident and health insurance products on a payroll allotment basis.

         Distribution by payroll allotment requires a sophisticated data processing capability which the Company has developed over the years. The Company believes it has sufficient data processing capacity to accommodate future growth for the foreseeable future without any significant additional capital expenditures.

BACKGROUND. The Ordinary Department has been a key component of the strategy and profit-making ability of AHL since its founding. For the year ended December 31, 1995, the Ordinary Department accounted for approximately 74% of the Company's pre-tax operating earnings, which excludes non-operating items not allocated to the marketing areas.

         Initially, ordinary operations consisted only of life insurance products. In the mid-1970's, ordinary health insurance products were introduced into the product portfolio in response to the Company's increasing sales opportunities and successes in the payroll allotment market niche.

         More recently, AHL has begun to target a complementary market to its payroll allotment marketing efforts. This market was developed in response to the personal life insurance needs of the owners, executives, officers, and managers of its payroll allotment client companies. AHL has broadened its strategic marketing mission to include this adjunct market niche in addition to the more traditional "rank and file worker" market addressed by the other payroll allotment marketing life insurance companies. As part of its focus, AHL also redirected its upscale sales efforts from the more traditional "kitchen table approach" to a strategy of making those upscale sales at the workplace.

         To describe its differentiation in the marketplace, AHL has coined a descriptive phrase: "AHL--The Workplace Marketer(R) -- The Company that serves the life and health insurance needs of the American Worker--from the lunchroom to the board room."

MARKETS. Many ordinary life insurance companies focus on the upscale market consisting of those individuals earning $80,000 or more. However, this target market constitutes a small percentage of the buyer population. By targeting the entire workplace, including the lower income worker earning under $40,000 per year and the middle income worker earning $40,000-$80,000 per year, AHL has increased its market to a majority of the buyer population. Furthermore, AHL offers a multiple product line of life and supplemental health products, rather than the more narrow product mix offered by some other companies, thereby increasing its marketing opportunities.

         AHL believes that by targeting a much larger market and offering the workplace market a full range of life and supplemental health products results in a stronger marketing strategy.

PRODUCTS. AHL's strategy is to price its products at levels competitive with those of comparable products in the market, so long as they will provide an acceptable profit margin. Set forth below are the primary products offered:

                 PAYROLL ALLOTMENT PRODUCTS:                        UPSCALE PRODUCTS:
                 Universal Life                                     Universal Life
                 Interest-Sensitive Whole Life                      Excess Interest Whole Life
                 Term Life                                          Term Life
                 Annuities                                          Annuities
                 Cancer/Dread Disease
                 Accident
                 Disability Income
                 Hospital Indemnity including a
                   Supplemental Health Options Plan

         It is the general policy of AHL to declare the interest rate to be credited on funds received from interest-sensitive products monthly with such rates being guaranteed for one year for both first year and renewal funds during a particular month. All interest-sensitive products are subject to surrender charge provisions which vary depending upon the particular type of policy. For universal life-type policies, the surrender charges generally range over a period of 10-20 years at varying rates, depending upon the plan of insurance. For annuities, the surrender charges generally range over a period of 7-10 years with charges varying from 1% to 10% of the accumulated fund value over the surrender charge period.

         All ordinary accident and health products are guaranteed renewable, with periodic rate increases permitted due to adverse claims experience with the approval of the respective state insurance department. Major health products include specified disease (e.g., cancer, heart/stroke), accident, disability income, long-term care and hospital income. Premiums on ordinary policies are payable on a monthly, quarterly, semi-annual, annual, single or flexible premium basis.

         AHL's current practice dictates that unless the need for a medical examination is indicated by the age and amount applied for or by an investigation, the majority of ordinary life insurance is written without requiring a medical examination in amounts up to $250,000 on applicants aged 0-35; up to $150,000 on applicants aged 36-40; up to $99,999 on applicants aged 41-50; up to $49,999 on applicants up to age 60. Somewhat higher limits are permitted for certain agents with home office approval. A blood chemistry profile is generally required for insurance amounts of $100,000 and greater.

DISTRIBUTION SYSTEM. AHL's products are marketed through the personal producing general agent ("PPGA") system in 49 states. AHL has found the PPGA system to be an efficient distribution system. These agents are not exclusively AHL producers but may write business for several insurance companies. Each PPGA's compensation is based only upon production. Although the Company knows of no independent study of cost of sales in the ordinary insurance industry, AHL believes that it has an efficient employee-based field support network and that its cost of sales is relatively low by industry standards.

         AHL has 10 regional directors, 11 regional office coordinators and 17 regional sales managers located throughout the continental United States, recruiting, training, licensing, serving, and motivating AHL's over 6,800 agents. The home office agency department is comprised of a staff of 23 people, including a senior vice president and four marketing vice presidents.

GROUP DEPARTMENT

MARKETS. Although AHL's Group Department currently operates in 15 states, it has clients of national scope. AHL's primary market for group life and health insurance is corporate employers who have more than 100 employees located in the southeast. Employer groups range in size from 100 to over 40,000 employees. The Company targets employers with 500 to 5,000 employees. AHL has focused on an integrated approach to manage benefits. With health care being a locally delivered product, it is important to establish close relations with providers and client companies. AHL furnishes all components necessary to effectively manage program costs including a provider network, managed care program and benefits adjudication.

PRODUCTS. AHL's group products include group term life insurance, accidental death and dismemberment, short-term disability, long-term disability, dental, and major medical coverage. A wide range of funding vehicles, including fully insured, split funding and self-funded products, are sold within these product lines. For the years ended December 31, 1995 and 1994, approximately 81% and 74%, respectively, of group business (based on premiums and premiums equivalents) was written on a self-funded or split funded basis.

DISTRIBUTION SYSTEM. AHL's group life and health products are distributed through its regional group managers working with agents, consultants, brokers and directly with policyholders. As health care has consumed a greater portion of employers' operating costs, responsibility for managing the programs has shifted from the personnel function to the financial function. Often this is accomplished without the assistance of an agent on an ongoing basis. Accordingly, AHL works with large corporations on a direct basis and with those brokers who have clients in the marketplace.

         AHL's strategy of focusing its marketing efforts on the brokerage and consulting community resulted in a significant portion of sales coming from this important business segment. AHL has been successful in demonstrating the value of its products and services to leading brokerage firms.

ADMINISTRATIVE SERVICES ONLY VERSUS RETAINED BUSINESS. AHL's group business has responded to the market by offering more products which allow employers to share more of the risk for the financing of their health benefit programs. There has been a shift in AHL's block of business from traditionally funded products to split funded products and administrative services only products which may be purchased with or without specific and aggregate stop-loss coverage. The impact of this in the financial statement presentation has been a reduction in traditional premium levels offset by an increase in premium equivalents.

MARKET NICHE. AHL's target market will continue to be corporate employers with 100 or more lives. Particular emphasis will be placed on direct marketing to those employers having a home office or regional presence within the southeastern United States employing between 500 and 5,000 employees. The products offered by AHL's Group Department complement the individual life and health products sold on a payroll deduction basis and provide AHL agents and brokers and AHL's client companies with a complete portfolio of products and services.

MARKETING PLANS AHL will continue to develop products and services to meet employer/employee needs. As managed care has gained growing acceptance within AHL's market, AHL has decided to complement its product line with the introduction of HMO products. Development is underway.

CREDIT DEPARTMENT

MARKETS AND PRODUCTS. AHL is a full service credit insurance operation (credit life and credit accident and health insurance) providing direct and reinsured programs to a broad spectrum of the marketplace. In addition, credit related property insurance coverage through its wholly-owned subsidiary, FCIC, is offered. AHL has expanded its credit insurance marketing activities to include 34 of the 50 states.

         Credit operations consist of life and accident and health insurance coverages offered to consumer debtors, chiefly through banks, automobiles dealers, finance companies and retailers. Typically, this insurance will pay outstanding loan obligations in the event of an insured loss. This coverage is issued on either the single-premium or outstanding loan balance basis. Credit life is sold on a reducing or level-term basis and is available on a single-life or, if permitted by state law, on a joint-life basis where the related loan is co-signed. Credit accident and health insurance will normally only be written in conjunction with credit life insurance. The maximum term is generally 10 years for credit life insurance and five to six years for credit accident and health insurance. The maximum issue age for credit life and credit accident and health insurance is 71 and 66, respectively. All of the foregoing terms and limits are subject to statutory requirements which may vary in individual states from those specified above.

         FCIC's products are designed to address the additional needs of the clients of the Credit Department. Collateral protection coverage is marketed to financial institutions and installment floater and vendor's single interest coverage are marketed to consumer finance companies and retail dealers. In addition, unemployment insurance is offered where permitted. FCIC is currently licensed in 12 states.

         The credit insurance industry is well established and is closely controlled by state regulation. Competition is still very strong even though there has been some retrenchment in the industry. Several companies have restricted their marketing and several major providers have withdrawn completely from the marketplace, which management believes has provided significant opportunities for both new account sales and the administration of runoff business for companies that have ceased writing credit insurance.

DISTRIBUTION SYSTEM. The distribution channels used by AHL and FCIC include direct marketing by regional sales managers and the general agency system. Additionally, FCIC has an assistant vice president for its credit property insurance who works with and through the regional sales managers. AHL and FCIC do not employ direct mail or other mass solicitation- type marketing.

                                  INVESTMENTS

         The Company's investment objective is to earn a favorable return on invested assets in excess of contractual obligations through a diversified portfolio of high-quality, income-producing assets including primarily bonds, preferred stocks, common stocks and to some extent mortgages (residential and commercial). Our current investment strategy includes increasing our investments in corporate bonds and mortgage loans while decreasing our investments in GNMA's on a gradual basis. AHL carefully matches the investment portfolio's assets with its policy liabilities. A positive investment spread has been attained for all products. The maturity of the investment portfolio is monitored so that the Company will be able to fund its future expected cash obligations.

         At December 31, 1995 and December 31, 1994, the Company had consolidated invested assets of $979,602,947 and $845,729,426, respectively. The following tabulation sets forth the categories, amounts and percentages of these investments.

                                                                         % OF                                       % OF
                                               DECEMBER 31, 1995        TOTAL             DECEMBER 31, 1994         TOTAL
                                               -----------------       -------            -----------------         ------
Debt securities available-for-sale                $515,428,786            52.6%               $412,746,726           48.8%
Equity securities available-for-sale                34,734,980             3.6                  52,476,038            6.2
Mortgage loans on real estate                       29,506,184             3.0                  20,625,877            2.5
Investment real estate                                 375,204             -                     1,022,985             .1
Policy loans                                       376,672,196            38.5                 351,160,060           41.5
Short-term investments                              22,885,597             2.3                   7,697,740             .9
                                                  ------------           -----                ------------          -----
        Total                                     $979,602,947           100.0%               $845,729,426          100.0%
                                                  ============           =====                ============          =====

         At December 31, 1995, the Company had consolidated debt securities available-for-sale at an amortized cost of $493,813,866 and a fair value of $515,428,786. The following tabulation sets forth these investments by Standard and Poor's rating categories.

                                                          DECEMBER 31, 1995                DECEMBER 31, 1995
                                                              AMORTIZED                          FAIR
                        RATING                                   COST                            VALUE
            -------------------------------            ----------------------          ----------------------
            AAA                                                $214,395,411                     $215,707,562
            AA                                                   17,530,900                       17,991,300
            A,A-                                                 76,580,054                       82,353,400
            BBB+, BBB, BBB-                                     117,680,946                      126,089,188
            BB+ and lower                                        29,139,831                       32,817,380
            Non-rated                                             1,884,944                        1,832,600
            Private placements                                    7,841,820                        9,969,357
                                                              -------------                     ------------
                 Total bonds                                    465,053,906                      486,760,787
            Redeemable preferred stocks                          28,759,960                       28,667,999
                                                              -------------                     ------------
                 Total debt securities
                  available-for-sale                          $ 493,813,866                     $515,428,786
                                                              =============                     ============


         The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalties.

                                                                                DECEMBER 31, 1995
                                                                     ----------------------------------------
                                                                                                ESTIMATED
                                                                       AMORTIZED                      FAIR
                                                                         COST                       VALUE
                                                                     --------------            --------------
            Due in one year or less                                    $ 5,616,792             $  5,729,284
            Due after one year through five years                        7,610,743                8,433,999
            Due after five years through ten years                     135,888,071              146,812,594
            Due after ten years                                        119,447,770              129,429,412
            GNMA's                                                     196,490,530              196,355,498
            Redeemable preferred stocks                                 28,759,960               28,667,999
                                                                      ------------             ------------
               Total                                                  $493,813,866             $515,428,786
                                                                      ============             ============

         The following tabulation provides information with respect to the investment results of the Company for the years ended December 31, 1995, 1994 and 1993:

                                                                           YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                              1995                  1994                   1993
                                                           ----------            ----------              ----------
                                                                              ($ in thousands)
        Average invested assets, weighted (1)                $923,946               $848,012               $800,974
        Net investment income                                  70,601                 66,706                 63,875
        Realized investment gains                               6,003                  2,011                  1,184
        Change in unrealized investment
           gains (losses) on equity
           and debt securities (2)                             27,664                (24,919)               (11,263)
        Ratio of net investment income
           to weighted average invested
           assets (3)                                            7.64%                  7.87%                  7.97%

- --------------------
(1) Average invested assets for 1995 and 1994 are calculated using fair values for all securities as required by Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In 1993 equity securities were carried at fair value and debt securities were carried at cost.

(2) The change in unrealized investment gains (losses) includes gains and losses on equity securities only in 1993. In 1995 and 1994, unrealized gains and losses are calculated on both equity and debt securities as prescribed by FAS 115.

(3) Since equity securities are carried at fair values for all years presented, and debt securities are reported at fair value for 1995 and 1994, all increases (decreases) in fair value result in a reduction (increase) of the ratio calculated above.

         At December 31, 1995, U.S. Treasury obligations and GNMA's, both of which are secured by the full faith and credit of the United States Government, aggregated at fair value $203,177,693 or 40.0% of the total bond portfolio of $508,285,787 (including short-term bonds of $21,525,000). The amortized cost of non-investment grade bonds (rated below BBB- by Standard & Poor's Corporation and excluding private placements and non-rated securities) at December 31, 1995 was $30,152,831 with a fair value of $32,817,380. At fair value, these investments represented 2.5% of total consolidated assets, or 3.4% of invested assets. The Company's holdings of non- investment grade paper has been limited and will continue to be minimal in the future.

         The Company's mortgage loan portfolio aggregated $29,506,184 at December 31, 1995. There were no non-performing mortgage loans at December 31, 1995. The Company holds no collateralized mortgage obligations or derivative securities.

            ADDITIONAL INFORMATION REGARDING INSURANCE OPERATIONS

         The following table sets forth the cash premiums and deposits received (in thousands) by geographic region in the United States for the Insurance Companies for the three years ended December 31, 1995:

                                                                  YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                      1995                  1994                 1993
                                                    --------              --------             --------
                 Southeast                          $258,408              $252,531             $225,220
                 Southwest                            43,804                41,863               45,478
                 Midwest                              14,185                13,007               17,704
                 Northeast                             8,220                 6,934                9,897
                 Northwest                            12,523                 8,586                5,300
                                                    --------              --------             --------
                     Total                          $337,140              $322,921             $303,599
                                                    ========              ========             ========

         The following tabulation sets forth the amount of gross life insurance volume in force by industry segment at December 31, 1995, 1994, and 1993:

                                                                              AT DECEMBER 31,
                                                           ------------------------------------------------------
        TYPE OF INSURANCE                                     1995                  1994                  1993
        ------------------------------                     ----------            ----------            ----------
                                                                               ($ in millions)
        Gross life insurance volume in force:
           Ordinary                                           $ 9,167              $ 8,282               $ 7,727
           Credit                                               4,138                3,578                 2,972
           Group                                                5,079                4,956                 4,902
                                                              -------              -------               -------
              Total                                           $18,384              $16,816               $15,601
                                                              =======              =======               =======

REINSURANCE

         It is the general practice of the life insurance industry to reinsure portions of life and accident and health insurance risks with other companies. The maximum amount of ordinary insurance which AHL generally retains on any one life currently insured under ordinary policies is $100,000 for policies issued prior to July 1, 1994 and $200,000 for policies issued subsequent to July 1, 1994, with reductions for certain substandard, military and older age risks. The major portion of reinsurance ceded on a GAAP basis is under agreements with American United Life Insurance Company, Barnett Banks Insurance, Inc., General Financial Life Insurance Company, Life Reassurance Corporation, Lincoln National Life Insurance Company, Reassurance Company of Hanover, Reinsurance Group of America, Inc., Southwestern Dealers Insurance Company and Transamerica Occidental Life Insurance Company. At December 31, 1995, the aggregate amount of life insurance volume in force ceded under reinsurance agreements totaled $3,836,741,000 (20.9% of the total in force at that date). For the year ended December 31, 1995, $41,507,117, or 20.3% of the total accident and health insurance premiums written, were reinsured.

         Pursuant to GAAP and the terms and conditions of the reinsurance agreements with the reinsurers which provide for an effective transfer of risk to the reinsurer, the Company has taken credit in its consolidated financial statements for the portion ceded to the respective reinsurer.

         Management reviews the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All receivables due from the reinsurers have been settled in a timely manner.

GOVERNMENT REGULATION

         The Company and its insurance subsidiaries are subject to regulation and supervision by the states in which the insurance subsidiaries transact business. The laws of the various states establish regulatory agencies with broad administrative powers to grant and revoke licenses to transact business, regulate rates on certain business prior to use, establish reserve requirements, determine the form and content of required statutory financial statements, determine the reasonableness and adequacy of statutory capital and surplus and prescribe the types of permitted investments and the maximum concentrations of certain classes of investments. As part of their routine regulatory oversight process, approximately once every three years state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Further, insurance companies are subject to market conduct examinations by state insurance regulators. Such examinations are not conducted according to any fixed schedule.

         Insurance companies are required to file detailed annual and quarterly statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. State insurance receivership laws, rather than federal bankruptcy laws, govern the liquidation or rehabilitation of insurance companies.

         This insurance regulation and supervision is designed primarily to ensure the financial stability of insurance companies and to protect policyholders rather than shareholders or general creditors.

FINANCIAL REGULATION

         The Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners ("NAIC") in 1992. A similar model act was adopted for property and casualty insurance companies in 1994. The main purpose of these model acts is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action.

         These model acts provide for four different levels of regulatory action, each of which may be triggered if an insurer's Total Adjusted Capital is less than a corresponding "level" of Risk Based Capital ("RBC"). A modified phase-in test is triggered if an insurer's Total Adjusted Capital is less than 200% of its "Authorized Control Level RBC" (as defined in the Model Act), or less than 250% of its Authorized Control Level RBC and the insurer has a negative trend ("the Company Action Level"). At the Company Action Level, the insurer must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if an insurer's Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the

Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if an insurer's Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The "Mandatory Control Level" is triggered if an insurer's Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

         Based on calculations using the NAIC formula as of December 31, 1995, AHL and FCIC exceeded the required level for RBC at such time.

DIVIDEND REGULATION

         The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other significant business operations, its primary sources of cash to meet its obligations are borrowings, dividends and other payments from its insurance subsidiaries.

         The Company's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments, including dividends and other distributions, that they may make to the Company without obtaining prior regulatory approval. As a Florida domiciled insurance company, AHL is subject to Florida law, effective June 8, 1993, to the effect that life and health insurance company dividends may be made without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of AHL's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (b) AHL's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if AHL will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is paid.

         If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement or for employee or other services or pursuant to a surplus debenture) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors or to certain other parties, the regulators may block payment of such dividends or such other payment to the affiliates that would otherwise be permitted without prior approval.

CHANGE OF CONTROL REGULATION

         The states in which the Company's insurance subsidiaries are domiciled have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. Most states require administrative approval of the acquisition of control of an insurance company incorporated in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Florida, the acquisition of 5% of such shares is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

COMPETITION

         The life insurance industry is highly competitive. The competitors of the Company consist of both stock and mutual companies, and in many instances they have been in business for longer periods of time and may have greater financial resources than the Company. However, management of the Company believes that its policies are generally competitive with similar types of policies being offered by other insurers doing business in the jurisdictions in which they operate.

         In addition to the more than 1,800 life insurance companies which are competitors of the Company, there are banks and other financial institutions that could be permitted to sell life insurance products directly, thereby increasing competition even more. However, there are a number of unresolved regulatory issues related to the authority of banks located in the Company's major marketing areas to compete directly with the Company in the sale of life insurance products, including interest-sensitive products.

OTHER BUSINESS

         The non-life insurance operations, excluding AHLIC, consisted primarily of intercompany operations which are eliminated in consolidation and accordingly did not contribute materially to consolidated operating earnings.

ITEM 2.  PROPERTIES

         AHL and its subsidiaries own 29.77 acres in a suburban area of Jacksonville, Florida, upon which it completed construction in August, 1994 of an eight story home office building containing approximately 140,000 square feet and a two story annex building of approximately 20,000 square feet. AHL and its affiliates relocated to this new home office building effective August 29, 1994.

         AHL also owns a 92 space parking lot in downtown Jacksonville, Florida and one parcel of vacant land located in suburban Jacksonville, consisting of approximately 32 acres.

ITEM 3.  LEGAL PROCEEDINGS

         AHL, like other insurance companies, is currently a defendant in lawsuits that involve claims for punitive, exemplary or other extra contractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF REGISTRANT

         The following tabulation is a list of the names and ages as well as the position held for the past five years by each executive officer of the Company and certain executive officers of AHL, none of whom is related to each other either by blood or marriage.

      NAME                   AGE                     POSITION
      ----                   ---                     --------
T. O'Neal Douglas            60      Chairman of the Board, President and Chief Executive Officer (a)
                                     Chairman and Chief Executive Officer (b)

Chris A. Verlander           48      Executive Vice President (a)
                                     President (b)

C. Richard Morehead          49      Executive Vice-President, Treasurer and Chief Financial Officer (a) (b)
                                     Chief Accounting Officer (a)

Charles C. Baggs             45      Senior Vice-President, Administration (b)

James H. Baum                44      Senior Vice-President Group Department (b)

David A. Bird                39      Senior Vice-President Agency Department (b)

W. Michael Heekin            43      Senior Vice-President, General Counsel and Corporate Secretary (a) (b)

Elizabeth A. Mahin           35      Senior Vice-President and Chief Accounting Officer (b)

William J Thomas             51      Senior Vice-President Credit Department (b)

Curtiss S. Sheldon           54      Senior Vice-President and Chief Actuary (b)

(a) AHLIC    (b) AHL

         Mr. Douglas' principal positions are those of: Chairman of the Board of Directors of the Company, a position he has held since April, 1994; President and Chief Executive Officer of the Company, a position he has held since February, 1990; Director of the Company, a position he has held since July, 1987; Director of AHL, a position he has held since January, 1984; Chief Executive Officer of AHL, a position he has held since February, 1990; and Chairman of AHL, a position he has held since April, 1994. From July, 1986 to April, 1994 he was President of AHL. From July, 1986 to February, 1990, he was Executive Vice President of the Company. From April, 1985 to July, 1986 he was Executive Vice President of AHL. From December, 1983 to April, 1985, he was Senior Vice President of AHL.

         Mr. Chris A. Verlander's principal positions are those of: Executive Vice President of the Company, which he has held since April, 1990; Director of the Company, a position he has held since July, 1987; Director of AHL which he has held since April, 1985 and President of AHL, which he has held since April, 1994. Prior to April, 1994 and since April, 1990 he was Executive Vice President of AHL. Prior to April, 1994 and since September, 1985, he was Corporate Secretary of the Company and AHL. Prior to April, 1990 and since 1984, he was Senior Vice President of the Company and AHL. Prior to 1984 and since 1979, he was Vice President of AHL.

         Mr. Morehead's principal positions are those of Executive Vice President of the Company and AHL, which he has held since April, 1994, Treasurer and Chief Financial Officer and Chief Accounting Officer of the Company and Chief Financial Officer of AHL, which he has held since July, 1986 and Director of AHL, which he has held since July, 1990. Prior to April, 1994 and since July, 1986, he was Senior Vice President of the Company and AHL. Prior to July, 1986 and since 1983, he was a partner in the accounting firm of Peat, Marwick, Mitchell & Co. (now KPMG Peat Marwick LLP) and had been affiliated with that firm since 1976.

         Mr. Bagg's principal position is that of Senior Vice President of AHL, a position he has held since December, 1990. Prior to December, 1990 and since November, 1988 he was Vice President of AHL. Prior to November, 1988 and since May, 1987 he was Assistant Vice President of AHL. From February, 1985 until May, 1987 he was employed by AHL in a non-officer capacity.

         Mr. Baum's principal position is that of Senior Vice President, Group Department, of AHL, which position he has held since September, 1987. Prior to September, 1987 and since December, 1986, he was Vice President and Group Actuary of AHL.

         Mr. Bird's principal position is that of Senior Vice President, Agency Department of AHL, which he has held since May, 1994. Prior to May, 1994 and since January, 1994 he was Vice-President of AHL. Prior to 1994 and since 1987, he was a Regional Director of AHL.

         Mr. Heekin's principal positions are those of Senior Vice President, Corporate Secretary and General Counsel of the Company, which he has held since April, 1994; Senior Vice President and General Counsel of AHL, which he has held since March, 1993; and Corporate Secretary of AHL, which he has held since April, 1994. Prior to March, 1993 and since August, 1991, he was engaged by the Florida State Insurance Department as the Deputy Receiver of Guarantee Security Life Insurance Company in Receivership in Jacksonville, Florida.
Prior to August, 1991 and since July, 1991, he was engaged by the Florida State Insurance Department as the Deputy Supervisor of Guarantee Security Life Insurance Company. Prior to July, 1991 and since October, 1988, Mr. Heekin was Associate Dean of Florida State University College of Law in Tallahassee, Florida.

         Ms. Mahin's principal position is that of Senior Vice President and Chief Accounting Officer of AHL, which she has held since April, 1994. Prior to April, 1994 and since August, 1990 she was Vice President and Controller of AHL. Prior to August, 1990 and since April, 1989 she was Assistant Vice President and Assistant Controller of AHL. From July, 1988 until April, 1989 she was employed by AHL in a non-officer capacity.

         Mr. Thomas' principal position is that of Senior Vice President of AHL, a position he has held since July, 1995. Prior to July, 1995 and since April, 1990, he was Vice President of AHL. Prior to April, 1990 and since May, 1987, he was Assistant Vice President of AHL. From December, 1986 until May, 1987, he was employed by AHL in a non-officer capacity.

         Mr. Sheldon's principal position is that of Senior Vice President and Chief Actuary of AHL, which he has held since August, 1993. Prior to August, 1993 and since June, 1978 he was with Southern Farm Bureau Life Insurance Company, serving as vice president and chief actuary since February, 1987.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of the Shares. Executive officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its executive officers and directors were complied with, except for two Form 4 reports reflecting an indirect interest in 4,030 shares acquired in April, 1995, by two trusts of which Mr. A. Dano Davis is a trustee. Such transaction was reported on the trust's Form 4s for June, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     See the Section entitled "Quarterly Stock Prices and Dividends" on page 29 of the Registrant's 1995 Annual Report to Shareholders, which is enclosed, which section is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     See "Selected Financial Data" on page 17 of this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See "Management's Discussion and Analysis" commencing on page 13 of the Registrant's 1995 Annual Report to Shareholders which is enclosed, which discussion and analysis is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Data," on pages 17 through 29 of the Registrant's 1995 Annual Report to Shareholders which is enclosed, which statements and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

                           SELECTED FINANCIAL DATA


CONSOLIDATED SUMMARY OF EARNINGS
(In thousands except per share amounts and number of shares)


YEARS ENDED DECEMBER 31                                1995           1994            1993            1992         1991
- -----------------------                            -------------  -------------   ------------    ------------ -------------
Income:
   Insurance revenues                               $     247,251       230,589        227,376         212,062       195,871
   Net investment income                                   70,601        66,706         63,875          59,721        54,535
   Realized investment gains, net                           6,003         2,011          1,184             237            89
                                                    -------------  ------------   ------------    ------------   -----------
          Total income                                    323,855       299,306        292,435         272,020       250,495
                                                    -------------  ------------   ------------    ------------   -----------

Benefits, claims and expenses:
   Benefits and claims                                    148,581       146,146        159,335         155,722       147,706
   Underwriting, acquisitions and
      insurance expenses:
      Taxes, commissions and general expenses             106,399        95,326         82,298          71,012        64,953
      Amortization of deferred acquisition costs           23,744        20,758         20,091          19,450        14,601
   Other operating expenses                                 3,694         2,413          1,806           1,685         1,211
                                                    -------------  ------------   ------------    ------------   -----------
          Total benefits claims and expenses              282,418       264,643        263,530         247,869       228,471
                                                    -------------  ------------   ------------    ------------   -----------
          Earnings before income taxes                     41,437        34,663         28,905          24,151        22,024

Income taxes                                               13,362        11,022          9,190           7,255         6,946
                                                    -------------  ------------   ------------    ------------   -----------
          Net earnings                              $      28,075        23,641         19,715          16,896        15,978
                                                    -------------  ------------   ------------    ------------   -----------

Net earnings per share of common stock              $        2.02  $       1.71(2)        1.59(2)         1.42          1.27
                                                    -------------  ------------   ------------    ------------   -----------

Weighted average number of shares outstanding          13,882,041    13,855,297     12,399,070      11,902,790    11,860,313
                                                    -------------  ------------   ------------    ------------   -----------

Cash Dividends Declared Per Share(1)                $         .65  $        .70            .59             .56           .53
                                                    -------------  ------------   ------------    ------------   -----------

At December 31:
Total Assets                                        $   1,317,896  $  1,179,257      1,138,578       1,016,984       892,595
                                                    -------------  ------------   ------------    ------------   -----------

Notes Payable to Banks, Long-Term                   $      20,000        20,000          -              50,000        -
                                                    -------------  ------------   ------------    ------------   -----------


(1) 1994 includes $.055 dividend declared December 30, 1994, paid February 24, 1995 to shareholders of record February 13, 1995.

(2) As a result of the 1,872,045 additional shares outstanding from the public stock offering completed in October, 1993, net earnings per share of common stock were diluted for the years ended December 31, 1993 and subsequent.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                AND SUBSIDIARIES


                                                                                                               Page
(1)     Financial Statements  Number
                              ------

        Independent Auditors' Report - Years ended December 31,
             1995, 1994 and 1993                                                                                 *
        Consolidated Statements of Earnings, Years ended
             December 31, 1995, 1994 and 1993                                                                    *
        Consolidated Balance Sheets, December 31, 1995 and 1994                                                  *
        Consolidated Statements of Stockholders' Equity, Years
             ended December 31, 1995, 1994 and 1993                                                              *
        Consolidated Statements of Cash Flows, Years ended
             December 31, 1995, 1994 and 1993                                                                    *
        Notes to Consolidated Financial Statements, Years ended
             December 31, 1995, 1994 and 1993                                                                    *

(2)     Financial Statement Schedules:

                         Independent Auditors' Report                                                           19

              I.  -      Summary of Investments - Other than Investments
                              in Related Parties, December 31, 1995                                             20

            III.  -      Condensed Financial Information of Registrant                                          21

              V.  -      Supplementary Insurance Information, Years ended
                              December 31, 1995, 1994 and 1993                                                  25

             VI.  -      Reinsurance, Years ended December 31, 1995, 1994
                              and 1993                                                                          26

All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

*Incorporated by reference.

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
American Heritage Life Investment Corporation:

Under date of January 29, 1996, we reported on the consolidated balance sheets of American Heritage Life Investment Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the aforementioned consolidated financial statements, during the year ended December 31, 1994, the Company adopted the provisions of the Financial Standard Board's Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities."




                                        KPMG PEAT MARWICK LLP


Jacksonville, Florida
January 29, 1996

                                                                      SCHEDULE I


                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
      SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                              DECEMBER 31, 1995

                                                                                                             AMOUNT AT
                                                                                                            WHICH SHOWN
                                                                                         FAIR                  IN THE
          TYPE OF INVESTMENT                                 COST                        VALUE             BALANCE SHEET
- --------------------------------------                    -------------               ------------         -------------
Debt securities available-for sale:
   Bonds:
       United States Government and
         government agencies and
         authorities                                      $ 210,422,603               $211,617,564           $211,617,564
       States, municipalities and
         political subdivisions                                 345,000                    372,600                372,600
       Public utilities                                      33,173,518                 34,033,555             34,033,555
       Convertibles and bonds with
         warrants attached                                    2,736,309                  2,763,000              2,763,000
       All other corporate                                  218,376,476                237,974,068            237,974,068
   Redeemable preferred stock                                28,759,960                 28,667,999             28,667,999
                                                          -------------               ------------           ------------

             Total debt securities                          493,813,866               $515,428,786            515,428,786
                                                          -------------               ============           ------------

Equity securities available-for-sale:
   Common stocks:
       Public utilities                                         489,945                    720,000                720,000
       Banks, trust and insurance
         companies                                            3,192,880                  5,413,193              5,413,193
       Industrial, miscellaneous and
         all other                                           19,526,233                 28,601,787             28,601,787
                                                          -------------               ------------           ------------

             Total equity securities                         23,209,058               $ 34,734,980             34,734,980
                                                          -------------               ============           ------------

Mortgage loans on real estate                                29,506,184                                        29,506,184
Real estate                                                     375,204                                           375,204
Policy loans                                                376,672,196                                       376,672,196
Short-term investments                                       22,885,597                                        22,885,597
                                                          -------------                                      ------------
             Total investments                            $ 946,462,105                                      $979,602,947
                                                          =============                                      ============

See Footnote 1(c) to the Consolidated Financial Statements on page 22 of the Annual Report to Shareholders which sets forth the accounting policies related to investments.

                                                                    SCHEDULE III


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


The following condensed balance sheets of American Heritage Life Investment Corporation ("Registrant") as of December 31, 1995 and 1994 and its condensed statements of earnings and cash flows for the years ended December 31, 1995, 1994 and 1993 should be read in conjunction with the notes to consolidated financial statements included elsewhere in this report. Since the Registrant's condensed statements of changes in stockholders' equity for the years ended December 31, 1995, 1994 and 1993 are identical to the consolidated statements of changes in stockholders' equity included elsewhere in this report, such statements are not repeated in this schedule.

On December 27, 1995, a dividend of $13,245,264 related to American Heritage Life Insurance Company's (AHL's) earnings in 1994, was paid from AHL to the Registrant. In the years 1994 and 1993, no dividends were paid to the Registrant by AHL.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


ASSETS                                                                              1995                           1994
- ------                                                                          ------------                   ------------
Cash                                                                            $     46,174                   $     34,220
Certificate of deposit                                                               100,000                        100,000
Investment in life insurance
  subsidiaries, at equity                                                        249,370,749                    204,265,884
Investment in non-life insurance
  subsidiaries, at equity                                                          4,454,226                      4,433,485
Accounts receivable                                                               11,449,111                        460,999
Intercompany accounts                                                                756,600                              0
Other assets                                                                       9,485,563                     10,732,903
                                                                                ------------                   ------------
                                                                                $275,662,423                   $220,027,491
                                                                                ============                   ============

Liabilities and Stockholders's Equity
- -------------------------------------

Liabilities:
   Notes payable to banks                                                       $ 54,994,000                   $ 44,200,000
   Other liabilities                                                               1,339,193                      2,254,845
   Intercompany accounts                                                                   0                        213,031
                                                                                ------------                   ------------
       Total liabilities                                                          56,333,193                     46,667,876
                                                                                ------------                   ------------

Stockholders' equity:
   Common stock of $1.00 par value.
     Authorized 20,000,000 shares in 1995 and 1994;
     issued 13,933,206 in 1995 and 13,905,794 in 1994                             13,933,206                     13,905,794
   Preferred stock:
     Convertible of $10.00 par value.
        Authorized 500,000 shares; none issued                                             0                              0
     Non-convertible of $10.00 par value.
        Authorized 500,000 shares; none issued                                             0                              0
   Additional paid-in capital                                                     42,214,787                     41,866,379
   Retained earnings                                                             148,454,353                    129,406,469
   Unrealized investment gains (losses)                                           16,772,078                    (10,892,295)
                                                                                ------------                   ------------
                                                                                 221,374,424                    174,286,347
   Less cost of 97,277 in 1995 and 45,954
     in 1994 common shares in treasury                                             2,045,194                        926,732
                                                                                ------------                   ------------
       Total stockholders' equity                                                219,329,230                    173,359,615
                                                                                ------------                   ------------
                                                                                $275,662,423                   $220,027,491
                                                                                ============                   ============

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)
                        CONDENSED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                1995                      1994                    1993
                                                            --------------          --------------          --------------
Income:
   Investment income                                        $     62,678                    14,120                  28,788
   Other income                                                  304,200                   307,111                 304,200
   Realized loss                                                  -                         -                      (78,003)
                                                            ------------               -----------             -----------

       Total income                                              366,878                   321,231                 254,985

Operating expenses                                             3,719,580                 2,429,137               1,857,680
                                                            ------------               -----------             -----------
       Loss before income tax benefits                        (3,352,702)               (2,107,906)             (1,602,695)
Income tax benefits                                           (1,203,700)                 (780,500)               (596,400)
                                                            ------------               -----------             -----------
       Loss before equity in earnings (loss)
         of subsidiaries                                      (2,149,002)               (1,327,406)             (1,006,295)
Equity in net earnings of life insurance
  subsidiaries                                                30,565,760                25,320,502              21,003,611
Equity in net losses of non-life
   insurance subsidiaries                                       (341,372)                 (352,194)               (282,687)
                                                            ------------               -----------             -----------
       Net earnings                                         $ 28,075,386                23,640,902              19,714,629
                                                            ============               ===========             ===========

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995                     1994                    1993
                                                          ---------------           --------------          --------------
Operating activities:
   Net earnings                                           $    28,075,386               23,640,902              19,714,629
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
        Change in accounts receivable                         (10,988,112)                (138,117)               (310,434)
        Change in other assets                                  1,247,340               (1,270,691)             (1,166,096)
        Change in other liabilities                              (915,652)               1,082,606              (1,351,669)
        Equity in net earnings of life
          insurance subsidiaries                              (30,565,760)             (25,320,502)            (21,003,611)
        Equity in net loss of non-life
          insurance subsidiaries                                  341,372                  352,194                 282,687
        Other                                                           0                        0                 239,856
                                                          ---------------           --------------          --------------

              Net cash used from operating
                activities                                    (12,805,426)              (1,653,608)             (3,594,638)
                                                          ---------------           --------------          --------------

Financing activities:
   Dividends from subsidiaries                                 13,245,264                        0                       0
   Capital contribution to subsidiary                            (120,000)                (240,000)                      0
   Increase (decrease) in notes payable
     to banks                                                  10,794,000               11,720,000              10,379,000
   Change in intercompany accounts                               (969,631)                (170,635)               (443,417)
   Dividends to stockholders                                   (9,389,613)             (10,061,465)             (7,770,638)
   Purchase of treasury stock                                  (1,118,462)                  (2,229)               (317,596)
   Excess over par value on shares issued                         402,718                  405,830               1,689,488
   Other, net                                                     (26,896)                   3,321                  61,361
                                                          ---------------           --------------          --------------

              Net cash provided by
                financing activities                           12,817,380                1,654,822               3,598,198
                                                          ---------------           --------------          --------------

              Increase (decrease) in cash                          11,954                    1,214                   3,560

Cash at beginning of year                                          34,220                   33,006                  29,446
                                                          ---------------           --------------          --------------

Cash at end of year                                       $        46,174                   34,220                  33,006
                                                          ===============           ==============          ==============



                                                                      SCHEDULE V

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                     SUPPLEMENTARY INSURANCE INFORMATION

  INDUSTRY SEGMENT              DEFERRED      FUTURE        POLICYHOLDERS'              POLICY AND
- ----------------------------   ACQUISITION    POLICY          ACCOUNT      UNEARNED      CONTRACT
Year ended December 31, 1995     COSTS        BENEFITS       BALANCES      PREMIUMS       CLAIMS
- ----------------------------   ---------   ------------     -----------   ----------    ------------
   Ordinary                    $158,250,346  195,859,984    629,589,633    3,360,538     9,537,431
   Group                                  0    9,227,751      6,080,433            0    31,380,088
   Credit                                 0            0              0   49,956,614     9,457,926
   Other                                  0            0              0            0      (309,722)
                               ------------  -----------    ------------  ----------    ----------
                               $158,250,346  205,087,735    635,670,066   53,317,152    50,375,445
                               ============  ===========    ===========   ==========    ==========

Year ended December 31, 1994
- ----------------------------

   Ordinary                    $162,867,773  183,043,220    570,024,695    1,677,180     8,198,767
   Group                                  0    9,468,534      6,511,065            0    36,376,975
   Credit                                 0            0              0   49,927,086     8,733,157
   Other                                  0            0              0            0      (215,082)
                               ------------  -----------    ------------  ----------    ----------
                               $162,867,773  192,511,754    576,535,760   51,604,266    53,308,899
                               ============  ===========    ===========   ==========    ==========

Year ended December 31, 1993
- ----------------------------

   Ordinary                    $146,332,710  175,251,348    525,186,003    1,698,586     8,800,490
   Group                                  0    9,092,255      6,105,984            0    39,978,241
   Credit                                 0            0              0   45,179,106     7,635,993
   Other                                  0            0              0            0      (175,626)
                               ------------  -----------    ------------  ----------    ----------
                               $146,332,710  184,343,603    531,291,987   46,877,692    56,414,724
                               ============  ===========    ===========   ==========    ==========

                                                                      AMORTIZATION      TAXES,
  INDUSTRY SEGMENT                             NET         BENEFITS   OF DEFERRED    COMMISSIONS
- ----------------------------   INSURANCE    INVESTMENT       AND       ACQUISITION   AND GENERAL
Year ended December 31, 1995    REVENUES    INCOME(A)      CLAIMS        COSTS       EXPENSES (B)
- ----------------------------   ---------   ------------  ----------- -------------- -------------
   Ordinary                     123,718,289  61,559,101   103,183,528   23,744,359    29,414,331
   Group                         39,924,809   5,356,427    25,595,022            0    12,216,464
   Credit                        83,608,031   4,011,351    19,801,846            0    65,077,894
   Other                                  0    (325,514)            0            0      (309,722)
                                -----------  ----------   -----------   ----------   -----------
                                247,251,129  70,601,365   148,580,396   23,744,359   106,398,967
                                ===========  ==========   ===========   ==========   ===========

Year ended December 31, 1994
- ----------------------------

   Ordinary                     113,993,333  57,477,827    95,637,818   20,757,868    29,026,850
   Group                         43,221,583   5,657,542    29,093,520            0    12,462,165
   Credit                        73,373,760   3,846,885    21,414,613            0    54,052,460
   Other                                  0    (275,761)            0            0      (215,082)
                                -----------  ----------   -----------   ----------   -----------
                                230,588,676  66,706,493   146,145,951   20,757,868    95,326,393
                                ===========  ==========   ===========   ==========   ===========

Year ended December 31, 1993
- ----------------------------

   Ordinary                     108,974,989  55,724,809    94,240,229   20,090,573    28,571,495
   Group                         52,822,594   4,979,433    39,503,583            0    12,256,743
   Credit                        65,578,092   3,379,675    25,591,565            0    41,645,832
   Other                                  0    (209,141)            0            0      (175,626)
                                -----------  ----------   -----------   ----------   -----------
                                227,375,675  63,874,776   159,335,377   20,090,573    82,298,444
                                ===========  ==========   ===========   ==========   ===========


(a) Allocated to the industry segment based on required liabilities for future policy benefits.
(b) Allocated on functional cost basis unless specifically identifiable with industry segment.
(c) Includes only cost of insurance, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products.

                                                                     SCHEDULE VI


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  REINSURANCE
                           (IN THOUSANDS OF DOLLARS)


                                                          CEDED TO          ASSUMED                             PERCENTAGE
                                          GROSS             OTHER          FROM OTHER           NET             OF AMOUNT
                                          AMOUNT          COMPANIES        COMPANIES          AMOUNTS         ASSUMED TO NET
                                       ------------       ---------        ---------        -----------       --------------
Year Ended December 31, 1995
- ----------------------------

Life insurance volume in force         $ 15,016,456        3,836,741        3,367,550        14,547,265           23.1%
                                       ============       ==========       ==========       ===========          =====

Insurance revenues(a):
  Ordinary                             $    119,182            5,756           10,292           123,718            8.3%
  Group                                      44,602            6,989            2,312            39,925            5.8%
  Credit                                    168,677           85,081               12            83,608             .1%
                                       ------------       ----------       ----------       -----------          -----

      Total                            $    332,461           97,826           12,616           247,251            5.1%
                                       ============       ==========       ==========       ===========          =====

Year Ended December 31, 1994
- ----------------------------

Life insurance volume in force          $13,818,345        3,284,122        2,997,321        13,531,544           22.2%
                                        ===========       ==========       ==========       ===========          =====

Insurance revenues(a):
  Ordinary                             $    120,009            6,016                0           113,993              -
  Group                                      51,534            8,502              190            43,222             .4%
  Credit                                    129,880           59,475            2,969            73,374            4.0%
                                       ------------       ----------       ----------       -----------          -----

      Total                            $    301,423           73,993            3,159           230,589            1.4%
                                       ============       ==========       ==========       ===========          =====

Year Ended December 31, 1993
- ----------------------------

Life insurance volume in force          $12,543,890        2,898,107        3,057,223        12,703,006           24.1%
                                        ===========       ==========       ==========       ===========          =====

Insurance revenues(a):
  Ordinary                             $    114,646            5,671                0           108,975             -
  Group                                      57,766            8,033            3,090            52,823            5.8%
  Credit                                    113,301           47,723                0            65,578             -
                                       ------------       ----------       ----------       -----------          -----

      Total                            $    285,713           61,427            3,090           227,376            1.4%
                                       ============       ==========       ==========       ===========          =====


(a) Includes both life and accident and health premiums and commission and expense allowances on reinsurance ceded.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the section entitled "Election of Directors" on page 1 of the Registrant's Proxy Statement dated March 22, 1996 which section is incorporated herein by reference.

         See the section entitled "Executive Officers of Registrant" on page 13, Part I of this report.

ITEM 11.         EXECUTIVE COMPENSATION

         See the section entitled "Executive Compensation and Other Transactions with Management" beginning on page 6 of the Registrant's Proxy Statement dated March 22, 1996, which section is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the sections entitled "Election of Directors" and "Principal Shareholders" which commence on pages 1 and 22, respectively, of the Registrant's Proxy Statement dated March 22, 1996, which sections are incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the section entitled "Executive Compensation and Other Transactions with Management" beginning on page 6 of the Registrant's Proxy Statement dated March 22, 1996, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   List of documents filed with this report

      (1)  Financial Statements
               See "Index to Financial Statements and Schedules" on page 16,
Part II of this report.

      (2)  Schedules
               See "Index to Financial Statements and Schedules" on page 16,
Part II of this report.

      (3)  Exhibits
           Number        Description
           ------        -----------
           3(a)          Amended and Restated Articles of Incorporation of
                         American Heritage Life Investment Corporation dated
                         February 9, 1995. Incorporated by reference to
                         Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994 (File No. 1-7255).

            (b) By-Laws of American Heritage Life Investment Corporation as amended and restated, dated April 28, 1994. Incorporated by reference to Exhibit 3 of a Form 8-K, dated April 29, 1994 (File No. 1-7255).

           4 Common Stock Certificate of American Heritage Life Investment Corporation. Incorporated by reference to
                         Exhibit 4 of the Form 10-K filed by the Registrant for the period ended December 31, 1994 (File No. 1-7255).

           10(a)(1) American Heritage Life Investment Corporation, 1988 Stock Option Plan, as Amended and Restated. Incorporated by reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994 (File No. 1-7255).

              (a)(2) American Heritage Life Investment Corporation 1980 Stock Option Plan, as Amended and Restated. Incorporated by reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994 (File No. 1-7255).

              (a)(3) American Heritage Life Investment Corporation 1996 Stock Option Plan. Incorporated by reference to
                         Exhibit II of Registrant's Proxy Statement dated March 22, 1996. (File No. 1-7255).

           10(b)(1) American Heritage Life Investment Corporation Amended and Restated Annual Incentive Plan.

                (2) American Heritage Life Insurance Company Long-Term Incentive Plan. Incorporated by reference to Exhibit I of Registrant's Proxy Statement dated March 22, 1996 (File No. 1-7255).

           10(c)(1) Senior Corporate Officers Management Security Plan of American Heritage Life Investment Corporation and Subsidiaries. Incorporated by reference to Exhibit 10(c)(1) of Form 10-K filed by Registrant for the period ended December 31, 1993 (File No. 1-7255).

                (2) Officers Management Security Plan of American Heritage Life Investment Corporation and Subsidiaries. Incorporated by reference to Exhibit 10(c)(2) of Form 10-K filed by Registrant for the period ended December 31, 1993 (File No. 1-7255).

           13            Annual Report to Shareholders for the year ended
                         December 31, 1995.

           21 Significant Subsidiary of the Registrant - American Heritage Life Insurance Company (organized in the State of Florida)

           27            Financial Data Schedule (for SEC use only)

(b)   Reports on Form 8-K
      No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION


Date:  March 29, 1996             By:          /s/ T. O'Neal Douglas
                                     ------------------------------------------
                                                   T. O'Neal Douglas
                                                   Its Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                                       TITLE                                       DATE
             ----------                                       -----                                       ----
  /s/ T. O'Neal Douglas                                Chairman, President and Director
- --------------------------------------                 (Principal Executive Officer)
T. O'Neal Douglas


  /s/ C. Richard Morehead                              Executive Vice President and
- --------------------------------------                 Treasurer (Principal
C. Richard Morehead                                    Financial and Accounting Officer)



  /s/ Chris A. Verlander                               Executive Vice President
- --------------------------------------                 Director
Chris A. Verlander


  /s/ Edward L. Baker                                  Director
- --------------------------------------
Edward L. Baker


  /s/ A. Dano Davis                                    Director                                        March 29, 1996
- --------------------------------------
A. Dano Davis


  /s/ Robert D. Davis                                  Director
- --------------------------------------
Robert D. Davis


  /s/ H. Corbin Day                                    Director
- --------------------------------------
H. Corbin Day


  /s/ Radford D. Lovett                                Director
- --------------------------------------
Radford D. Lovett


  /s/ W. A. Verlander                                  Director
- --------------------------------------
W. A. Verlander

