Form 10-Q
period 1996-03-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1996-05-15
CIK 5172

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                      the Securities Exchange Act of 1934


         For Quarter Ended March 31, 1996 Commission File Number 1-7255




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

Former name, former address and former fiscal year, if changed since last report

                                      N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -----   -----

          Number of registrant's shares of common stock outstanding at
                                 April 30, 1996

                                   13,840,225

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                        March 31, 1996        December 31, 1995
                                                                      ----------------        -----------------
ASSETS
Investments:
  Debt securities, available-for-sale, at fair
  value (cost of $514,326,942 in 1996 and
  $493,813,866 in 1995)                                                 $  520,855,804          515,428,786
  Equity Securities, available-for-sale, at
   fair value (cost of 24,141,495 in 1996
   and $23,209,058 in 1995)                                                 35,875,039           34,734,980
  Mortgage loans on real estate                                             34,439,961           29,506,184
  Investment real estate, at cost                                              386,397              375,204
  Policy loans                                                             374,301,384          376,672,196
  Short-term investments                                                     9,143,139           22,885,597
                                                                        --------------          -----------

   Total Investments                                                       975,001,724          979,602,947
Cash                                                                        21,328,204           20,681,707
Agents' balances and prepaid commissions                                    38,943,723           39,077,008
Premiums receivable                                                         43,042,597           41,816,329
Accrued investment income                                                   29,928,253           24,274,265
Deferred acquisition costs                                                 164,977,173          158,250,346
Property and equipment, at cost,
 less accumulated depreciation                                              28,153,283           27,829,804
Reinsurance receivables                                                     10,202,643            9,230,940
Other assets                                                                17,499,781           17,132,578
                                                                        --------------        -------------
                                                                        $1,329,077,381        1,317,895,924
                                                                        ==============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits                                                $  197,653,930          205,087,735
  Policyholders' account balances                                          648,187,209          635,670,066
  Unearned premiums                                                         53,544,690           53,317,152
  Policy and contract claims                                                47,789,140           50,375,445
                                                                        --------------        -------------

    Total policy liabilities                                               947,174,969          944,450,398
  Notes payable to banks, short-term                                        75,974,000           74,994,000
  Notes payable to banks, long-term                                         20,000,000           20,000,000
  Deferred income taxes                                                     28,384,018           28,882,185
  Other liabilities                                                         40,663,791           30,240,111
                                                                        --------------        -------------
    Total liabilities                                                    1,112,196,778        1,098,566,694
                                                                        --------------        -------------
Stockholders' equity:
  Common stock of $1 par value. Authorized
   20,000,000 shares; issued 13,961,107 in
   1996 and 13,933,206 in 1995                                              13,961,107           13,933,206
  Additional paid-in capital                                                42,632,294           42,214,787
  Retained earnings                                                        152,697,662          148,454,353
  Net unrealized investment gains (losses)                                  10,307,827           16,772,078
                                                                        --------------        -------------
                                                                           219,598,890          221,374,424
  Less cost of 126,670 in 1996 and 97,277
   in 1995 common shares in treasury                                         2,718,287            2,045,194
                                                                        --------------        -------------

      Total stockholder's equity                                           216,880,603          219,329,230
                                                                        $1,329,077,381        1,317,895,924
                                                                        ==============        =============




See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31
                                                                --------------------------
                                                                   1996           1995
                                                                -----------    -----------
Income:
  Insurance revenues                                            $61,186,767    56,358,842
  Net investment income                                          19,070,025    16,399,468
  Realized investment gains, net                                    105,472     2,167,401
                                                                -----------    ----------

    Total Income                                                 80,362,264    74,925,711
                                                                -----------    ----------
Benefits, claims and expenses:
  Benefits and claims                                            35,929,040    33,390,834
  Underwriting, acquisition and insurance expenses:
    Taxes, commissions and general expenses                      27,175,559    23,733,923
    Amortization of deferred acquisition costs                    6,402,798     5,884,763
  Other operating expenses                                          954,324       879,219
                                                                -----------    ----------

    Total benefits, claims and expenses                          70,461,721    63,888,739
                                                                -----------    ----------

    Earnings before income taxes                                  9,900,543    11,036,972
                                                                  3,171,400     3,579,200
Income taxes                                                    -----------    ----------

     Net earnings                                               $ 6,729,143     7,457,772
                                                                ===========    ==========

     Net earnings per share of common stock                     $      0.49          0.54
                                                                ===========    ==========

Dividends declared per share                                    $      0.18          0.11
                                                                ===========    ==========

Average number of shares outstanding                             13,833,356    13,878,071
                                                                ===========    ==========

See accompanying notes to consolidted financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                                        1996                 1995
                                                                                    ------------         ------------
Common stock:
   Balance at beginning of period                                                   $ 13,933,206           13,905,794

   Other shares issued                                                                    27,901               27,502
                                                                                    ------------         ------------

   Balance at end of period                                                           13,961,107           13,933,296
                                                                                    ------------         ------------

Additional paid-in capital:
   Balance at beginning of period                                                     42,214,787           41,866,379

   Excess over par value on shares issued                                                317,029              459,795

   Net change on exercise of stock options                                               100,478              (24,588)
                                                                                    ------------         ------------

   Balance at end of period                                                           42,632,294           42,301,586
                                                                                    ------------         ------------

Retained earnings:
   Balance at beginning of period                                                    148,454,353          129,406,469

   Add net earnings                                                                    6,729,143            7,457,772
                                                                                    ------------         ------------
                                                                                     155,183,496          136,864,241

   Deduct cash dividends declared on common stock - $.18
    per share in 1996 and $.11 per share in 1995                                      (2,485,834)          (1,528,867)
                                                                                    ------------         ------------

   Balance at end of period                                                          152,697,662          135,335,374
                                                                                    ------------         ------------

Net unrealized investment gains (losses):
   Balance at beginning of period                                                     16,772,078          (10,892,295)

   Change during the period                                                           (6,464,251)          16,183,435
                                                                                    ------------         ------------

   Balance at end of period                                                           10,307,827            5,291,140
                                                                                    ------------         ------------

Treasury stock:
   Balance at beginning of period                                                      2,045,194              926,732

   Add treasury shares purchased (29,393 shares in 1996
      and 12 shares in 1995)                                                             673,093                  215
                                                                                    ------------         ------------

   Balance at end of period                                                            2,718,287              926,947
                                                                                    ------------         ------------

       Total stockholders' equity                                                   $216,880,603          195,934,449
                                                                                    ============          ===========


See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                         1996                 1995
                                                                                     -----------          -----------
Operating activities:
   Net earnings                                                                     $  6,729,143            7,457,772
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Change in agents' balances and prepaid commissions                                133,285              179,099
       Change in premiums receivable                                                  (1,226,268)           1,878,367
       Change in accrued investment income                                            (5,653,988)          (6,956,191)
       Change in reinsurance receivables                                                (971,703)           1,720,826
       Amortization of deferred acquisition costs                                      6,402,798            5,884,763
       Acquisition costs deferred                                                     (8,196,138)          (8,043,199)
       Change in future policy benefits                                               (7,433,805)           1,505,983
       Change in policyholders' account balances                                      12,517,143            6,697,166
       Change in unearned premiums                                                       227,538             (694,922)
       Change in policy and contract claims                                           (2,586,305)             357,968
       Change in income taxes                                                          2,882,533            3,431,372
       Provision for depreciation and amortization                                       791,224              184,465
       Change in unearned investment income                                             (128,859)            (594,059)
       Other, net                                                                        756,881           (1,432,781)
                                                                                     -----------          -----------

       Net cash provided by operating activities                                       4,243,479           11,576,629
                                                                                     -----------          -----------

Investing activities:
   Sales of debt securities                                                            1,232,425           31,619,160
   Maturities of debt securities                                                       6,979,940            3,917,106
   Sales (purchases) of short-term investments, net                                   13,742,458            6,250,948
   Sales of equity securities                                                             67,573            1,034,138
   Maturities of mortgage loans on real estate                                         1,251,223              341,698
   Policy loans paid                                                                   9,540,257            4,196,967
   Purchases of debt securities                                                      (28,809,912)         (54,491,603)
   Purchases of equity securities                                                     (1,410,763)          (1,362,110)
   Origination of mortgage loans on real estate                                       (6,185,000)          (1,650,000)
   Policy loans made                                                                  (7,169,445)          (4,364,389)
   Purchases and additions of property and equipment
       and investment real estate                                                       (715,142)            (800,394)
   Other, net                                                                          9,617,756            5,762,234
                                                                                     -----------          -----------

   Net cash used by investing activities                                              (1,858,630)          (9,546,245)
                                                                                     -----------          -----------

Financing activities:
   Change in notes payable to banks, net                                                 980,000              193,000
   Dividends to stockholders                                                          (2,485,834)          (1,528,867)
   Other, net                                                                           (232,518)            (298,463)
                                                                                     -----------          -----------

   Net cash provided by financing activities                                          (1,738,352)          (1,634,330)
                                                                                     -----------          -----------

Increase in cash                                                                         646,497              396,054
Cash, beginning of period                                                             20,681,707           19,490,055
                                                                                     -----------          -----------

Cash, end of period                                                                  $21,328,204           19,886,109
                                                                                     ===========          ===========


See accompanying notes to consolidated financial statements.

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)


(1) The accompanying consolidated financial statements, which are unaudited, in the opinion of management, include all adjustments necessary to present fairly the consolidated results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, schedules and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

(2) The financial statements of the Company's life insurance operations, primarily the operations of American Heritage Life Insurance Company, have been included in the consolidated financial statements on the basis of generally accepted accounting principles.

(3) Earnings per share of common stock were based on the weighted average number of shares outstanding during each period, excluding treasury shares. Options outstanding to purchase common stock had no significant dilutive effect on earnings per share.

(4) Current accrued income taxes were included in other liabilities in the amount of $100,000 at March 31, 1996 and December 31, 1995 in the accompanying consolidated balance sheets.

(5) AHL, like other insurance companies, is currently a defendant in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   PERIODS ENDED MARCH 31, 1996 COMPARED TO
                         PERIODS ENDED MARCH 31, 1995


RESULTS OF OPERATIONS

American Heritage Life Investment Corporation (AHLIC) and subsidiaries (the "Company") are engaged primarily in the life insurance business. The Company's consolidated earnings are primarily attributable to its principal subsidiary, American Heritage Life Insurance Company (AHL). Significant changes in the components of the consolidated results of operations for the comparative periods are presented below.

Insurance revenues for reporting purposes pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the three-months ended March 31, 1996 were $61.2 million, an increase of 8.6% from the $56.4 million for the same period in 1995. This increase was due primarily to an increase in ordinary and credit accident and health insurance revenues.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. Including premium equivalents of $60.8 million and $56.4 million for the three months ended March 31, 1996 and 1995, respectively, insurance revenues, including premium equivalents, were $122.0 million and $112.7 million, up 8.2% in 1996. These increases are primarily due to an increase in ordinary and group insurance revenues including premium equivalents.

For the three months ended March 31, 1996, net investment income was $19.1 million, an increase of 16.3% over the $16.4 million reported for the same period in 1995. This increase in net investment income for the three months ended March 31, 1996 compared to the same period in 1995 was due primarily to:
(1) an increase in invested assets, (2) an increase in Management Security Plan
(MSP) policy loan interest due to an increase in the average rate charged and increased policy loan balances (see page 8 for discussion regarding MSP loans) and (3) changes made to the investment portfolio to improve the overall investment results. The effective yield on invested assets for the three months ended March 31, 1996 was 7.80% compared to 7.54% for the same period in 1995.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   PERIODS ENDED MARCH 31, 1996 COMPARED TO
                         PERIODS ENDED MARCH 31, 1995


RESULTS OF OPERATIONS (CONTINUED)

Realized investment gains for the three months ended March 31, 1996 were $.1 million compared to $2.2 million for the same period in 1995. The realized investment gains for the three months ended March 31, 1995 included a one time unusual gain on the sale of a parcel of undeveloped property with no comparable amount in 1996.

Benefits and claims were $35.9 million for the three months ended March 31, 1996 up 7.6% from the $33.4 million for the same period in 1995. The increase for the three months ended March 31, 1996 versus 1995 was due primarily to increased ordinary benefits, including increased interest credited to policyholder account balances, an increase in mortality experience and an increase in unearned premium for long term care business which is included in benefits and claims for financial statement purposes.

Taxes, commissions and general expenses aggregated $27.2 million for the first three months of 1996 versus $23.7 million for the first three months of 1995,
or an increase of 14.5%.   This increase was primarily due to an increase in
commissions on credit business as a result of increased insurance revenues.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting and processing ordinary insurance are deferred and amortized over the premium-paying period of the related policies for traditional products.
For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force and (2) the write-off of unamortized costs related to policies which are terminated. For the three months ended March 31, 1996 the amortization of deferred acquisition costs was $6.4 million compared to $5.9 million for the comparable period in 1995, or an increase of 8.8%. These increases in amortization expense were primarily due to the growth of business in force, and surrenders of ordinary life business which increased the write-off of the policies' deferred acquisition costs.

For the three months ended March 31, 1996, other operating expenses totalled $1.0 million compared to $.9 million for the same period in 1995, or an increase of 8.5%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt and an increase in interest rates.

Income taxes decreased 11.4% for the three months ended March 31, 1996 from the same period in 1995, primarily as a result of a decrease in net earnings and a lower effective tax rate. For the three months ended March 31, 1996 and 1995 the effective tax rate was 32.0% and 32.4%, respectively. This decrease in the effective tax rate is primarily due to higher realized gains for the three months ended March 31, 1995, which are taxed at a rate of 35%.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   PERIODS ENDED MARCH 31, 1996 COMPARED TO
                         PERIODS ENDED MARCH 31, 1995


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

The decrease in net cash provided by operating activities for the three months ended March 31, 1996 compared to the same period in 1995 was due primarily to:
(1) funding the surrenders of certain ordinary life policies and (2) an increase in premiums and reinsurance receivables in 1996 versus 1995.

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

At March 31, 1996, the fair value of the Company's debt and equity security portfolio aggregated $556.7 million compared with an amortized cost of $538.5 million, or an unrealized gain of $18.2 million. At December 31, 1995, the fair value of the portfolio aggregated $550.2 million compared with an amortized cost of $517.0 million, or an unrealized gain of $33.2 million. This change in the unrealized gain is primarily due to changes in market conditions.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   PERIODS ENDED MARCH 31, 1996 COMPARED TO
                         PERIODS ENDED MARCH 31, 1995


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's amortized cost of high yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at March
31, 1996 aggregated $29.8 million with a market value of $30.9 million. At market value, these investments represented 2.3% of total assets, or 3.2% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The increase in bank debt at March 31, 1996 compared to the amount at December 31, 1995 reflected the cash needs for the holding company including stockholder dividends and interest expense on outstanding debt.

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            AHL, like other insurance companies, is currently a defendant in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business and to date the settlement of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                   27 Financial Data Schedule (for SEC proposes only)

            (b) A Form 8-K report was filed on February 14, 1996 including the following items.

                   Item 5.   Other Events

                             - Amendment of the By-Laws

                   Item 7.   Financial Statements and Exhibit

                             - By-Laws of American Heritage Life Investment Corporation, as amended and restated, dated February 6, 1996.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                 (REGISTRANT)




Date 05/14/96             /s/ W. Michael Heekin
     --------             -------------------------------------------------
                          W. Michael Heekin, Senior Vice President and
                          Corporate Secretary (Authorized Officer)




Date 05/14/96             /s/ C. Richard Morehead
     --------             -------------------------------------------------
                          C. Richard Morehead, Executive Vice President and
                          Chief Financial Officer (Principal Financial and
                          Accounting Officer)