Form 10-Q
period 1996-06-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1996-08-14
CIK 5172

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended June 30, 1996 Commission File Number 1-7255




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

                                      N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              ------    ------

          Number of registrant's shares of common stock outstanding at
                                 July 31, 1996

                                   13,813,525

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                 JUNE 30, 1996  DECEMBER 31, 1995
                                                --------------  -----------------
ASSETS
Investments:
  Debt securities, available-for-sale, at fair
   value (cost of $511,872,654 in 1996 and
   $493,813,866 in 1995)                          $511,003,055        515,428,786
  Equity securities, available-for-sale, at
   fair value (cost of $24,603,471 in 1996
   and $23,209,058 in 1995)                         37,825,144         34,734,980
  Mortgage loans on real estate                     38,502,851         29,506,184
  Investment real estate, at cost                      409,387            375,204
  Policy loans                                     383,675,155        376,672,196
  Short-term investments                            11,864,939         22,885,597
                                                --------------  -----------------

   Total investments                               983,280,531        979,602,947
  Cash                                              21,028,567         20,681,707
  Agents' balances and prepaid commissions          37,996,973         39,077,008
  Premiums receivable                               44,474,855         41,816,329
  Accrued investment income                         26,724,923         24,274,265
  Deferred acquisition costs                       170,217,823        158,250,346
  Property and equipment, at cost,
   less accumulated depreciation                    28,549,911         27,829,804
  Reinsurance receivables                           10,178,820          9,230,940
  Other assets                                      18,646,885         17,132,578
                                                --------------  -----------------
                                                $1,341,099,288      1,317,895,924
                                                ==============  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits                          $197,400,378        205,087,735
  Policyholders' account balances                  661,819,201        635,670,066
  Unearned premiums                                 52,994,741         53,317,152
  Policy and contract claims                        48,209,828         50,375,445
                                                --------------  -----------------

     Total policy liabilities                      960,424,148        944,450,398
  Notes payable to banks, short-term                99,074,000         74,994,000
  Notes payable to banks, long-term                          -         20,000,000
  Deferred income taxes                             28,618,053         28,882,185
  Other liabilities                                 35,782,785         30,240,111
                                                --------------  -----------------

     Total liabilities                           1,123,898,986      1,098,566,694
                                                --------------  -----------------

Stockholders' equity:
  Common stock of $1 par value.  Authorized
   35,000,000 in 1996 and 20,000,000 in 1995;
  issued 13,967,253 in 1996 and 13,933,206
  in 1995                                           13,967,253         13,933,206
  Additional paid-in capital                        42,644,212         42,214,787
  Retained earnings                                155,155,219        148,454,353
  Net unrealized investment gains (losses)           8,238,096         16,772,078
                                                --------------  -----------------
                                                   220,004,780        221,374,424
  Less cost of 130,728 in 1996 and 97,277
   in 1995 common shares in treasury                 2,804,478          2,045,194
                                                --------------  -----------------

     Total stockholders' equity                    217,200,302        219,329,230
                                                --------------  -----------------
                                                $1,341,099,288      1,317,895,924
                                                ==============  =================


See accompanying notes to consolidated financial statements.

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                                                     FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                     --------------------------  ----------------------------
                                                         1996          1995           1996           1995
                                                     ------------  ------------  -------------  -------------
Income:
  Insurance revenues                                 $124,987,904   116,653,042     63,801,137     60,294,200
  Net investment income                                38,225,846    33,402,512     19,155,821     17,003,044
  Realized investment gains, net                          158,508     2,214,750         53,036         47,349
                                                     ------------  ------------  -------------  -------------

       Total income                                   163,372,258   152,270,304     83,009,994     77,344,593
                                                     ------------  ------------  -------------  -------------

Benefits, claims and expenses:
  Benefits and claims                                  71,346,266    68,180,027     35,417,226     34,789,193
  Underwriting, acquisition and insurance expenses:
       Taxes, commissions and general expenses         57,331,960    50,929,939     30,156,401     27,196,016
       Amortization of deferred acquisition costs      12,930,689    11,292,668      6,527,891      5,407,905
  Other operating expenses                              1,933,788     1,763,695        979,464        884,476
                                                     ------------  ------------  -------------  -------------

       Total benefits, claims and expenses            143,542,703   132,166,329     73,080,982     68,277,590
                                                     ------------  ------------  -------------  -------------

       Earnings before income taxes                    19,829,555    20,103,975      9,929,012      9,067,003
Income taxes                                            6,350,300     6,513,500      3,178,900      2,934,300
                                                     ------------  ------------  -------------  -------------

       Net earnings                                  $ 13,479,255    13,590,475      6,750,112      6,132,703
                                                     ============  ============  =============  =============

       Net earnings per share of common stock        $       0.97          0.98           0.49           0.44
                                                     ============  ============  =============  =============

Dividends declared per share                         $       0.49          0.29           0.31            .18
                                                     ============  ============  =============  =============

Average number of shares outstanding                 $ 13,836,211    13,882,388     13,839,065     13,886,657
                                                     ============  ============  =============  =============





See accompanying notes to consolidated financial statements.

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)



                                                                  1996          1995
                                                              ------------  ------------
Common stock:
  Balance at beginning of period                               $13,933,206    13,905,794

  Other shares issued                                               34,047        26,601
                                                              ------------  ------------

  Balance at end of period                                      13,967,253    13,932,395
                                                              ------------  ------------

Additional paid-in capital:
  Balance at beginning of period                                42,214,787    41,866,379

  Excess over par value on shares issued                           317,030       436,618

  Net change on exercise of stock options                          112,395       (28,091)
                                                              ------------  ------------

  Balance at end of period                                      42,644,212    42,274,906
                                                              ------------  ------------

Retained earnings:
  Balance at beginning of period                               148,454,353   129,406,469

  Add net earnings                                              13,479,255    13,590,475
                                                              ------------  ------------
                                                               161,933,608   142,996,944

  Deduct cash dividends declared on common stock - $.49
   per share in 1996 and $.29 per share in 1995                 (6,778,389)   (4,028,641)
                                                              ------------  ------------

  Balance at end of period                                     155,155,219   138,968,303
                                                              ------------  ------------

Net unrealized investment gains (losses):
  Balance at beginning of period                                16,772,078   (10,892,295)

  Change during the period                                      (8,533,982)   26,848,708
                                                              ------------  ------------

  Balance at end of period                                       8,238,096    15,956,413
                                                              ------------  ------------

Treasury stock:
  Balance at beginning of period                                 2,045,194       926,732

  Add treasury shares purchased (33,451 shares in 1996
   and 12 shares in 1995)                                          759,284           215
                                                              ------------  ------------

  Balance at end of period                                       2,804,478       926,947
                                                              ------------  ------------

     Total stockholders' equity                               $217,200,302   210,205,070
                                                              ============  ============

See accompanying notes to consolidated financial statements.

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                             1996          1995
                                                         ------------  ------------
Operating activities:
  Net earnings                                            $13,479,255    13,590,475
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Change in agents' balances and prepaid commissions     1,080,035       (59,425)
     Change in premiums receivable                         (2,658,526)    1,125,165
     Change in accrued investment income                   (2,450,658)   (5,824,097)
     Change in reinsurance receivables                       (947,880)   (7,413,301)
     Amortization of deferred acquisition costs            12,930,689    11,292,668
     Acquisition costs deferred                           (17,238,780)  (16,021,321)
     Change in future policy benefits                      (7,687,357)    4,969,933
     Change in policyholders' account balances             26,149,135    23,847,488
     Change in unearned premiums                             (322,411)     (446,103)
     Change in policy and contract claims                  (2,165,617)    3,211,096
     Change in income taxes                                 4,231,268     2,195,286
     Provision for depreciation and amortization            1,365,872       562,103
     Change in unearned investment income                    (187,283)     (720,726)
     Other, net                                             2,496,097     4,895,331
                                                         ------------  ------------

     Net cash provided by operating activities             28,073,839    35,204,572
                                                         ------------  ------------

Investing activities:
  Sales of debt securities                                  4,652,425    31,575,389
  Maturities of debt securities                            17,493,275    14,360,497
  Sales (purchases) of short-term investments, net         11,020,658     2,558,993
  Sales of equity securities                                  658,328     1,231,845
  Maturities of mortgage loans on real estate               1,671,333       809,088
  Policy loans paid                                        17,108,037     6,472,990
  Purchases of debt securities                            (40,306,533)  (75,027,605)
  Purchases of equity securities                           (2,648,568)   (1,672,012)
  Origination of mortgage loans on real estate            (10,668,000)   (4,668,750)
  Policy loans made                                       (24,110,996)  (17,430,436)
  Purchases and additions of property and equipment
     and investment real estate                            (1,524,334)   (1,401,141)
  Other, net                                                  125,000     8,831,065
                                                         ------------  ------------

  Net cash used by investing activities                   (26,529,375)  (34,360,077)
                                                         ------------  ------------

Financing activities:
  Change in notes payable to banks, net                     4,080,000     4,649,000
  Dividends to stockholders                                (6,778,389)   (4,028,641)
  Other, net                                                1,500,785      (256,444)
                                                         ------------  ------------

  Net cash provided by financing activities                (1,197,604)      363,915
                                                         ------------  ------------

Increase in cash                                              346,860     1,208,410
Cash, beginning of period                                  20,681,707    19,490,055
                                                         ------------  ------------

Cash, end of period                                       $21,028,567    20,698,465
                                                         ============  ============



See accompanying notes to consolidated financial statements.

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


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

(2) The financial statements of the Company's life insurance operations, primarily the operations of American Heritage Life Insurance Company
     (AHL), have been included in the consolidated financial statements on the basis of generally accepted accounting principles.

(3) Earnings per share of common stock were based on the weighted average number of shares outstanding during each period, excluding treasury shares. Options outstanding to purchase common stock had no significant dilutive effect on earnings per share.

(4) Current accrued income taxes were included in other liabilities in the amount of $100,000 at June 30, 1996 and December 31, 1995 in the accompanying consolidated balance sheets.

(5) AHL, like other insurance companies, is currently a defendant in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected to in the ordinary course of business and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   PERIODS ENDED JUNE 30, 1996 COMPARED TO
                         PERIODS ENDED JUNE 30, 1995


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

Insurance revenues for reporting purposes pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the six-months ended June 30, 1996 were $125.0 million, an increase of 7.1% from the $116.7 million for the same period in 1995. For the three months ended June 30, 1996, insurance revenues were $63.8 million versus $60.3 million for the same period in 1995, an increase of 5.8%. These increases were due primarily to an increase in ordinary and credit accident and health insurance revenues.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. Including premium equivalents of $140.0 million and $128.1 million for the six months ended June 30, 1996 and 1995, respectively, insurance revenues, including premium equivalents, were $265.0 million and $244.7 million, up 8.3% in 1996. For the three months ended June 30, 1996 and 1995, insurance revenues, including premium equivalents of $79.2 million and $71.7 million, respectively, were $143.0 million and $132.0 million, respectively, up 8.3% in 1996. These increases are primarily due to an increase in ordinary insurance revenues including premium equivalents due primarily to a new long-term care product and rate increases on certain cancer/dread disease plans and an increase in credit insurance revenues and premium equivalents due to increased sales of reinsurance, which generally provides less risk to the Company at an acceptable profit margin.

For the six months ended June 30, 1996, net investment income was $38.2 million, an increase of 14.4% over the $33.4 million reported for the same period in 1995. Net investment income for the three months ended June 30, 1996 was $19.2 million compared to $17.0 million for the three months ended June 30, 1995, or an increase of 12.7%. These increases in net investment income for the six months and three months ended June 30, 1996 compared to the same periods in 1995 were due primarily to: (1) an increase in invested assets, (2) an increase in Management Security Plan (MSP) policy loan interest due to an increase in the average rate charged (9.30% in 1996 versus 8.09% in 1995) and increased policy loan balances (see page 8 for discussion regarding MSP loans) and (3) changes made to the investment portfolio to improve the overall investment results. The effective yield on invested assets for the six months ended June 30, 1996 was 7.81% compared to 7.50% for the same period in 1995.

Realized investment gains for the six months ended June 30, 1996 were $.2 million compared to $2.2 million for the same period in 1995. For the three months ended June 30, 1996, realized investment gains were $53,036 compared to $47,349 for the same period in 1995. The realized investment gains for the six months ended June 30, 1995 included a one time unusual gain on the sale of a parcel of undeveloped property with no comparable amount in 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1996 COMPARED TO
                          PERIODS ENDED JUNE 30, 1995


RESULTS OF OPERATIONS (CONTINUED)

Benefits and claims were $71.3 million for the six months ended June 30, 1996 up 4.6% from the $68.2 million for the same period in 1995. For the three months ended June 30, 1996, benefits and claims totalled $35.4 million compared to $34.8 million for the same period in 1995, or an increase of 1.8%. These increases for the six months and three months ended June 30, 1996 versus 1995 were due primarily to increased ordinary benefits, including increased interest credited to policyholder account balances, an increase in mortality experience and an increase in unearned premiums for long term care business which is included in benefits and claims for financial statement purposes.

Taxes, commissions and general expenses aggregated $57.3 million for the first six months of 1996 versus $50.9 million for the first six months of 1995, or an
increase of 12.6%.   For the three months ended June 30, 1996, taxes,
commissions and general expenses were $30.2 million compared to $27.2 million for the same period in 1995, or an increase of 10.9%. These increases were primarily due to an increase in commissions on long-term care and credit business as a result of increased insurance revenues.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting and processing ordinary insurance are deferred and amortized over the premium-paying period of the related policies for traditional products.
For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force and (2) the write-off of unamortized costs related to policies which are terminated. For the six months ended June 30, 1996 the amortization of deferred acquisition costs was $12.9 million compared to $11.3 million for the comparable period in 1995, or an increase of 14.5%. For the three months ended June 30, 1996, the amortization of deferred acquisition costs were $6.5 million compared to $5.4 million for the comparable period in 1995, or an increase of 20.7%. These increases in amortization expense were primarily due to increased amortization from the growth of business in force and surrenders of ordinary life business and lapses of individual accident and health business, which increased the write-off of the policies' deferred acquisition costs.

For the six months ended June 30, 1996, other operating expenses totalled $1.9 million compared to $1.8 million for the same period in 1995, or an increase of 9.6%. For the three months ended June 30, 1996, other operating expenses were $1.0 million compared to $.9 million for the same period in 1995, or an increase of 10.7%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt.

Income taxes decreased 2.5% for the six months ended June 30, 1996 from the same period in 1995, primarily as a result of a decrease in net earnings and a lower effective tax rate. For the six months ended June 30, 1996 and 1995 the effective tax rate was 32.0% and 32.4%, respectively. This decrease in the effective tax rate was primarily due to higher realized gains for the six months ended June 30, 1995, which were taxed at a rate of 35%.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1996 COMPARED TO
                          PERIODS ENDED JUNE 30, 1995


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

The decrease in net cash provided by operating activities for the six months ended June 30, 1996 compared to the same period in 1995 was due primarily to:
(1) funding the surrenders of certain ordinary life policies and (2) funding the return of certain group claim reserves.

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

At June 30, 1996, the fair value of the Company's debt and equity security portfolio aggregated $548.8 million compared with an amortized cost of $536.5 million, or an unrealized gain of $12.3 million. At December 31, 1995, the fair value of the portfolio aggregated $550.2 million compared with an amortized cost of $517.0 million, or an unrealized gain of $33.2 million. This change in the unrealized gain is primarily due to changes in market conditions.

The Company's amortized cost of high yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at June 30, 1996 aggregated $23.9 million with a market value of $24.6 million. At market value, these investments represented 1.8% of total assets, or 2.5% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short- term cash requirements which may occur. The increase in bank debt at June 30, 1996 compared to the amount at December 31, 1995 reflected the cash needs for the holding company including stockholder dividends, federal income taxes and interest expense on outstanding debt.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        AHL, like other insurance companies, is currently a defendant in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected to in the ordinary course of business and to date the settlement of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits

            27 Financial Data Schedule (for SEC proposes only)

       (b) A Form 8-K report was filed on May 8, 1996 including the following items:


                   Item 5.  Other Events

                   Item 7.  Financial Statements and Exhibit


                            (c)  Exhibits

                                 - Articles of Amendment and Restatement of Articles of Incorporation of American Heritage Life Investment Corporation, filed with the Secretary of State of the State of Florida on April 26, 1996.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)




Date          08/12/96                            /s/ W. Michael Heekin
     -----------------------        --------------------------------------------
                                    W. Michael Heekin, Senior Vice President and
                                    Corporate Secretary (Authorized Officer)





Date          08/12/96                           /s/ C. Richard Morehead
     -----------------------        --------------------------------------------
                                    C. Richard Morehead, Executive Vice
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)