Form 10-Q
period 1996-09-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1996-11-13
CIK 5172

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For Quarter Ended September 30, 1996 Commission File Number 1-7255




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

          Number of registrant's shares of common stock outstanding at
                                October 31, 1996

                                   13,813,525

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                                         --------------------         -----------------
ASSETS
Investments:
   Debt securities, available-for-sale, at fair
    value (cost of $526,310,769 in 1996 and
    $493,813,866 in 1995)                                                   $   527,542,309              515,428,786
   Equity securities, available-for-sale, at
    fair value (cost of $25,149,599 in 1996
    and $23,209,058 in 1995)                                                     39,696,999               34,734,980
   Mortgage loans on real estate                                                 44,982,835               29,506,184
   Investment real estate, at cost                                                  449,910                  375,204
   Policy loans                                                                 390,311,811              376,672,196
   Short-term investments                                                        10,660,672               22,885,597
                                                                            ---------------            -------------

       Total investments                                                      1,013,644,536              979,602,947
   Cash                                                                          21,691,317               20,681,707
   Agents' balances and prepaid commissions                                      36,663,677               39,077,008
   Premiums receivable                                                           43,817,874               41,816,329
   Accrued investment income                                                     29,155,943               24,274,265
   Deferred acquisition costs                                                   173,018,976              158,250,346
   Property and equipment, at cost,
    less accumulated depreciation                                                28,712,895               27,829,804
   Reinsurance receivables                                                       13,473,194                9,230,940
   Other assets                                                                  19,590,961               17,132,578
                                                                            ---------------            -------------
                                                                            $ 1,379,769,373            1,317,895,924
                                                                            ===============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                                   $   200,416,921              205,087,735
   Policyholders' account balances                                              671,871,005              635,670,066
   Unearned premiums                                                             51,994,368               53,317,152
   Policy and contract claims                                                    50,910,093               50,375,445
                                                                            ---------------            -------------

       Total policy liabilities                                                 975,192,387              944,450,398
   Notes payable to banks, short-term                                           102,184,000               74,994,000
   Notes payable to banks, long-term                                                      0               20,000,000
   Deferred income taxes                                                         30,834,433               28,882,185
   Other liabilities                                                             49,008,675               30,240,111
                                                                            ---------------            -------------

       Total liabilities                                                      1,157,219,495            1,098,566,694
                                                                            ---------------            -------------

Stockholders' equity:
   Common stock of $1 par value.  Authorized
    35,000,000 in 1996 and 20,000,000 in 1995;
    issued 13,967,253 in 1996 and 13,933,206
    in 1995                                                                      13,967,253               13,933,206
   Additional paid-in capital                                                    42,644,212               42,214,787
   Retained earnings                                                            159,261,937              148,454,353
   Net unrealized investment gains (losses)                                       9,963,054               16,772,078
                                                                            ---------------            -------------
                                                                                225,836,456              221,374,424
   Less cost of 153,728 in 1996 and 97,277
    in 1995 common shares in treasury                                             3,286,578                2,045,194
                                                                            ---------------            -------------

       Total stockholders' equity                                               222,549,878              219,329,230
                                                                            ---------------            -------------
                                                                            $ 1,379,769,373            1,317,895,924
                                                                            ===============            =============

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                               FOR THE NINE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                               -------------------------             --------------------------

                                                                 1996             1995                  1996            1995
                                                                 ----             ----                  ----            ----
Income:
   Insurance revenues                                        $191,607,931       180,809,902         66,620,027       64,156,860
   Net investment income                                       57,498,766        51,505,853         19,272,920       18,103,341
   Realized investment gains, net                                 283,419         5,145,912            124,911        2,931,162
                                                             ------------       -----------         ----------       ----------

       Total income                                           249,390,116       237,461,667         86,017,858       85,191,363
                                                             ------------       -----------         ----------       ----------

Benefits, claims and expenses:
   Benefits and claims                                        109,971,884       107,466,520         38,625,618       39,286,493
   Underwriting, acquisition and insurance expenses:
       Taxes, commissions and general expenses                 87,525,832        78,107,459         30,193,872       27,177,520
       Amortization of deferred acquisition costs              19,118,875        17,459,784          6,188,186        6,167,116
   Other operating expenses                                     3,047,374         2,720,571          1,113,586          956,876
                                                             ------------       -----------         ----------       ----------

       Total benefits, claims and expenses                    219,663,965       205,754,334         76,121,262       73,588,005
                                                             ------------       -----------         ----------       ----------

       Earnings before income taxes                            29,726,151        31,707,333          9,896,596       11,603,358
Income taxes                                                    9,517,400        10,233,600          3,167,100        3,720,100
                                                             ------------       -----------         ----------       ----------

       Net earnings                                          $ 20,208,751        21,473,733          6,729,496        7,883,258
                                                             ============       ===========         ==========       ==========

       Net earnings per share of common stock                $       1.46              1.55               0.49             0.57
                                                             ============       ===========         ==========       ==========

Dividends declared per share                                 $        .68               .47                .19              .18
                                                             ============       ===========         ==========       ==========

Average number of shares outstanding                           13,829,602        13,883,750         13,816,527       13,886,429
                                                             ============       ===========         ==========       ==========




See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                                        1996                 1995
                                                                                    ------------          -----------
Common stock:
   Balance at beginning of period                                                   $ 13,933,206           13,905,794

   Other shares issued                                                                    34,047               26,601
                                                                                    ------------          -----------

   Balance at end of period                                                           13,967,253           13,932,395
                                                                                    ------------          -----------

Additional paid-in capital:
   Balance at beginning of period                                                     42,214,787           41,866,379

   Excess over par value on shares issued                                                317,030              436,618

   Net change on exercise of stock options                                               112,395              (28,091)
                                                                                    ------------          -----------

   Balance at end of period                                                           42,644,212           42,274,906
                                                                                    ------------          -----------

Retained earnings:
   Balance at beginning of period                                                    148,454,353          129,406,469

   Add net earnings                                                                   20,208,751           21,473,733
                                                                                    ------------          -----------

                                                                                     168,663,104          150,880,202

   Deduct cash dividends declared on common stock - $.68
    per share in 1996 and $.47 per share in 1995                                      (9,401,167)          (6,536,257)
                                                                                    ------------          -----------

   Balance at end of period                                                          159,261,937          144,343,945
                                                                                    ------------          -----------

Net unrealized investment gains (losses):
   Balance at beginning of period                                                     16,772,078          (10,892,295)

   Change during the period                                                           (6,809,024)          24,158,902
                                                                                    ------------          -----------

   Balance at end of period                                                            9,963,054           13,266,607
                                                                                    ------------          -----------

Treasury stock:
   Balance at beginning of period                                                      2,045,194              926,732

   Add treasury shares purchased (56,451 shares in 1996
      and 12 shares in 1995)                                                           1,241,384                  215
                                                                                    ------------          -----------

   Balance at end of period                                                            3,286,578              926,947
                                                                                    ------------          -----------

       Total stockholders' equity                                                   $222,549,878          212,890,906
                                                                                    ============          ===========

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                       1996                  1995
                                                                                   -------------         -------------
Operating activities:
   Net earnings                                                                    $  20,208,751           21,473,733
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Change in agents' balances and prepaid commissions                              2,413,331              423,861
       Change in premiums receivable                                                  (2,001,545)             184,673
       Change in accrued investment income                                            (4,881,678)         (10,990,174)
       Change in reinsurance receivables                                              (4,242,254)             466,388
       Amortization of deferred acquisition costs                                     19,118,875           17,459,784
       Acquisition costs deferred                                                    (27,001,127)         (24,924,956)
       Change in future policy benefits                                               (4,670,814)           9,066,751
       Change in policyholders' account balances                                      36,200,939           33,470,020
       Change in unearned premiums                                                    (1,322,784)           1,025,326
       Change in policy and contract claims                                              534,648           (2,652,386)
       Change in income taxes                                                          5,518,748            4,591,148
       Provision for depreciation and amortization                                     1,983,118            1,151,321
       Change in unearned investment income                                             (236,883)            (735,218)
       Other, net                                                                      9,656,874           (1,090,489)
                                                                                   -------------         -------------

       Net cash provided by operating activities                                      51,278,199           48,919,782
                                                                                   -------------         ------------

Investing activities:
   Sales of debt securities                                                           10,843,708           31,710,890
   Maturities of debt securities                                                      23,701,776           21,321,957
   Sales (purchases) of short-term investments, net                                   12,224,924            3,633,247
   Sales of equity securities                                                          1,736,862            8,258,421
   Maturities of mortgage loans on real estate                                         2,132,011            1,184,902
   Policy loans paid                                                                  21,275,349           15,368,205
   Payment for acquisition of block of business                                          -                  6,226,470
   Loss provision for certain investments                                                -                  9,055,000
   Purchases of debt securities                                                      (67,127,134)        (113,213,685)
   Purchases of equity securities                                                     (4,483,384)          (1,947,459)
   Origination of mortgage loans on real estate                                      (17,608,661)          (6,187,500)
   Policy loans made                                                                 (34,914,964)         (29,710,888)
   Purchases and additions of property and equipment
       and investment real estate                                                     (2,148,388)          (1,712,652)
   Other, net                                                                          5,296,856            4,742,845
                                                                                   -------------         ------------

   Net cash used by investing activities                                             (49,071,045)         (51,270,247)
                                                                                   -------------         ------------

Financing activities:
   Change in notes payable to banks, net                                               7,190,000            9,278,000
   Dividends to stockholders                                                          (9,401,167)          (6,536,257)
   Other, net                                                                          1,013,623             (248,338)
                                                                                   -------------         ------------

   Net cash provided (used) by financing activities                                   (1,197,544)           2,493,405
                                                                                   -------------         ------------

Increase in cash                                                                       1,009,610              142,940
Cash, beginning of period                                                             20,681,707           19,490,055
                                                                                   -------------         ------------

Cash, end of period                                                                $  21,691,317           19,632,995
                                                                                   =============         ============

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

(4) Current accrued income taxes were included in other liabilities in the amount of $100,000 at September 30, 1996 and December 31, 1995 in the accompanying consolidated balance sheets.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1995


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

Insurance revenues for reporting purposes pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the nine months ended September 30, 1996 were $191.6 million, an increase of 6.0% from the $180.8 million for the same period in 1995. For the three months ended September 30, 1996, insurance revenues were $66.6 million versus $64.2 million for the same period in 1995, an increase of 3.8%. These increases were due primarily to an increase in ordinary accident and health insurance revenues.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on a reinsured or administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. Including premium equivalents of $222.9 million and $195.9 million for the nine months ended September 30, 1996 and 1995, respectively, insurance revenues, including premium equivalents, were $414.5 million and $376.7 million, up 10.0% in 1996. For the three months ended September 30, 1996 and 1995, insurance revenues, including premium equivalents of $82.9 million and $67.8 million, respectively, were $149.5 million and $132.0 million, respectively, up 13.3% in 1996. These increases in insurance revenue including premium equivalents were primarily due to an increase in ordinary revenues related to a new long-term care product and rate increases on certain cancer/dread disease plans. Also, credit insurance revenues and premium equivalents were up due to increased sales of reinsurance, which generally provides less risk to the Company at an acceptable profit margin and an increase in administrative services only business.

For the nine months ended September 30, 1996, net investment income was $57.5 million, an increase of 11.6% over the $51.5 million reported for the same period in 1995. Net investment income for the three months ended September 30, 1996 was $19.3 million compared to $18.1 million for the three months ended September 30, 1995, or an increase of 6.5%. These increases in net investment income for the nine months and three months ended September 30, 1996 compared to the same period in 1995 were due primarily to: (1) an increase in invested assets, (2) an increase in Management Security Plan (MSP) policy loan interest due to an increase in the average rate charged (9.13% in 1996 versus 8.31% in 1995) and increased policy loan balances (see page 8 for discussion regarding MSP loans), and (3) changes made to the investment portfolio to improve the overall investment results. The effective yield on invested assets for the nine months ended September 30, 1996 was 7.77% compared to 7.57% for the same period in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS (CONTINUED)

Realized investment gains for the nine months ended September 30, 1996 were $.3 million compared to $5.1 million for the same period in 1995. For the three months ended September 30, 1996, realized investment gains were $.1 million compared to $2.9 million for the same period in 1995. Realized investment gains for the nine and three months ended September 30, 1995 included net gains realized related to restructuring the investment portfolio consistent with the Company's investment strategies. The realized investment gains for the nine months ended September 30, 1995 also included a one-time unusual gain on the sale of a parcel of undeveloped property. As a result, net realized gains for the nine and three months ended September 30, 1996 are not comparable to the 1995 amounts.

Benefits and claims were $110.0 million for the nine months ended September 30, 1996, up 2.3% from the $107.5 million for the same period in 1995. For the three months ended September 30, 1996, benefits and claims totalled $38.6 million compared to $39.3 million for the same period in 1995, or a decrease of 1.7%. The increase for the nine months ended September 30, 1996 versus 1995 was due primarily to increased ordinary benefits, including increased interest credited to policyholder account balances, an increase in mortality experience, and an increase in unearned premiums for long-term care business which is included in benefits and claims for financial statement purposes. For the three months ended September 30, 1996, the decrease in benefits and claims was due primarily to a decrease in credit benefits related to a reduction in the change in unearned premium reserves.

Taxes, commissions, and general expenses aggregated $87.5 million for the first nine months of 1996 versus $78.1 million for the first nine months of 1995, or
an increase of 12.1%.   For the three months ended September 30, 1996, taxes,
commissions, and general expenses were $30.2 million compared to $27.2 million for the same period in 1995, or an increase of 11.1%. These increases were primarily due to an increase in commissions on long-term care and credit business as a result of increased insurance revenues and an increase in operating expenses as a result of increased premiums and premium equivalents.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing ordinary insurance are deferred and amortized over the premium-paying period of the related policies for traditional products.
For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force, and (2) the write-off of unamortized costs related to policies which are terminated. For the nine months ended September 30, 1996, the amortization of deferred acquisition costs was $19.1 million compared to $17.5 million for the comparable period in 1995, or an increase of 9.5%. For the three months ended September 30, 1996, the amortization of deferred acquisition costs was $6.2 million compared to $6.2 million for the comparable period in 1995. The increase in amortization expense for the nine months ended September 30, 1996 was primarily due to increased amortization from the growth of business in force and surrenders of ordinary life business and lapses of individual accident and health business, which increased the write-off of the policies' deferred acquisition costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1995


RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended September 30, 1996, other operating expenses totalled $3.0 million compared to $2.7 million for the same period in 1995, or an increase of 12.0%. For the three months ended September 30, 1996, other operating expenses were $1.1 million compared to $1.0 million for the same period in 1995, or an increase of 16.4%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt.

Income taxes decreased 7.0% for the nine months ended September 30, 1996 from the same period in 1995, primarily as a result of a decrease in net earnings and a lower effective tax rate. For the nine months ended September 30, 1996 and 1995, the effective tax rate was 32.0% and 32.3%, respectively. This decrease in the effective tax rate was primarily due to higher realized gains for the nine months ended September 30, 1995, which were taxed at a rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Company is engaged primarily in the life insurance business. The principal subsidiary, AHL, generates major sources of cash flow from premiums collected for traditional insurance products, deposits, and policy charges for interest-sensitive products and investment income attributable to its life insurance operations and associated investment portfolio. This results in a significant portion of the Company's assets being liquid. Such assets are made up of cash, short-term investments, and readily marketable securities.

As an insurer, AHL is required to maintain substantial liabilities for future policy benefits and policyholders' account balances. Since premiums and deposits received in anticipation of such benefits are investable funds, it is expected that AHL will continue to increase its investment portfolio using cash flow from operations.

The Company's policy loans are a higher percentage of invested and total assets than industry norm as a result of a significant block of Management Security Plan (MSP) business. The MSP product is an interest-sensitive, deferred compensation/executive benefit-type product with the policy loan feature being an integral part of the product. A market rate of interest is charged on the policy loans, and a predetermined built-in spread is achieved between the interest rate charged on the policy loans and the interest rate credited on the loaned funds. Accordingly, all MSP policy loans are completely collateralized by the underlying policyholders' account balances. All policy loans are funded out of cash provided by operating activities and do not represent a significant restriction on the Company's liquidity.

At September 30, 1996, the fair value of the Company's debt and equity security portfolio aggregated $567.2 million compared with an amortized cost of $551.5 million, or an unrealized gain of $15.7 million. At December 31, 1995, the fair value of the portfolio aggregated $550.2 million compared with an amortized cost of $517.0 million, or an unrealized gain of $33.2 million. This change in the unrealized gain was primarily due to changes in market conditions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1996


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at September 30, 1996 aggregated $24.0 million with a market value of $24.9 million. At market value, these investments represented 1.8% of total assets, or 2.5% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The increase in bank debt at September 30, 1996 compared to the amount at December 31, 1995 reflected the cash needs for the holding company including stockholder dividends, federal income taxes, and interest expense on outstanding debt.

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


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)


Date        11/13/96                       /s/ W. Michael Heekin
     ----------------------    -------------------------------------------------
                               W. Michael Heekin, Senior Vice President and
                               Corporate Secretary (Authorized Officer)



Date        11/13/96                        /s/ C. Richard Morehead
     ----------------------    -------------------------------------------------
                               C. Richard Morehead, Executive Vice President and
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)