Form 10-K405
period 1996-12-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1997-03-28
CIK 5172

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996].
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                                 (COMMISSION FILE NO. 1-7255)

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                             59-1219710
       (State or other jurisdiction of                  (I.R.S. employer identification number)
        incorporation or organization)

       AMERICAN HERITAGE LIFE BUILDING
      1776 AMERICAN HERITAGE LIFE DRIVE
            JACKSONVILLE, FLORIDA                                        32224
   (Address of principal executive offices)                            (Zip Code)

            Registrant's telephone number -- Area Code 904-992-1776 Securities registered pursuant to Section 12(b) of the Act:

   COMMON STOCK, PAR VALUE $1.00 PER SHARE                      NEW YORK STOCK EXCHANGE
               (Title of Class)                                    (Name of Exchange)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1997 was approximately $188,116,136.

     As of February 28, 1997, there were 13,817,243 shares of Common Stock, par value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference:

     PROXY STATEMENT DATED MARCH 24, 1997                               PART III
                  (Document)                                      (Where Incorporated)

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
NO.                            DESCRIPTION                           NO.
----                           -----------                           ----
 1.    BUSINESS....................................................     3
 2.    PROPERTIES..................................................    15
 3.    LEGAL PROCEEDINGS...........................................    15
 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    15
 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS.....................................................    16
 6.    SELECTED FINANCIAL DATA.....................................    17
 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS...................................    18
 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    24
 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE....................................    52
10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    52
11.    EXECUTIVE COMPENSATION......................................    54
12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT..................................................    54
13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    54
14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
       8-K.........................................................    55
       SIGNATURES..................................................    56

ITEM 1.  BUSINESS

     American Heritage Life Investment Corporation is a holding company whose principal subsidiary is American Heritage Life Insurance Corporation ("AHL"). (Collectively, American Heritage Life Investment Corporation and its subsidiaries are the "Company".) AHL, a Florida life insurance company. AHL was organized on September 11, 1956 and is presently authorized to do business as a life insurance company in all states, other than New York, and in the District of Columbia, U.S. Virgin Islands and Puerto Rico. AHL is engaged in the business of underwriting life and accident and health insurance on an individual, group and credit basis. AHL is a leading marketer of life and supplemental health insurance products through payroll allotment, a specialized distribution method on which it has focused since its inception. Payroll allotment is an efficient way to distribute most products to employees on the job by conveniently deducting the premium from their paychecks.

     The Company entered into an agreement in principle on December 10, 1996 to acquire Columbia Universal Corporation and its principal subsidiary, Columbia Universal Life Insurance Company (collectively, "Columbia Universal"), for a purchase price of $44.0 million. The acquisition was closed on March 3, 1997.

     The Company has reported increased operating earnings for 21 consecutive years and has increased dividends to shareholders for 27 consecutive years. The following chart presents the Company's consolidated operating earnings for the last ten years. Operating earnings are defined as net earnings excluding realized investment gains and losses, net of income taxes, and non-recurring gains related to the sale of home office property.

                         OPERATING EARNINGS HISTORY(1)

                             YEAR ENDED                                                % INCREASE
                             DECEMBER 31                       OPERATING EARNINGS    FROM PRIOR YEAR
                             -----------                       ------------------    ---------------
                                                                 (IN THOUSANDS)
          1987...............................................       $ 9,637                6.5%
          1988...............................................        10,649               10.5
          1989...............................................        11,920               11.9
          1990...............................................        13,409               12.5
          1991...............................................        15,019               12.0
          1992...............................................        16,739               11.5
          1993...............................................        18,945               13.2
          1994...............................................        22,334               17.9
          1995...............................................        24,174                8.2
          1996...............................................        26,759               10.7

---------------

(1) Excluding investment income on the net proceeds of $33.5 million from a secondary public stock offering in 1993, the percentage increase in operating earnings was 11.9% and 11.4% for 1994 and 1993, respectively, and the average annual percentage increase in earnings from operations for the period 1987-1996 was 10.7%.

     The Company's principal subsidiary, AHL, is rated "A (Excellent)" by A. M. Best, an independent nationally recognized insurance publishing and rating service and has an insurer claims paying ability rating of "AA" from Standard & Poor's Insurance Rating Services. A.M. Best ratings for solvent insurance companies range from "A++ (Superior)" to "D (Very Vulnerable)." An A.M. Best rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered an investment recommendation. A Standard & Poor's insurance claims paying ability rating is an assessment of an operating insurance company's financial capacity to meet obligations under an insurance policy in accordance with its terms. Standard & Poor's ratings range from "AAA (Extremely strong capacity to meet contractual policy obligations)" to "D (Default, terms of the obligation will not be met)." AHL's AA rating, the second highest major rating category, indicates a very strong capacity to meet contractual policy obligations. At December 31, 1996, the Company had $1.4 billion of total assets, $228.9 million of stockholders' equity, and more than $20.5 billion of gross life insurance volume in force. On a pro forma basis at December 31, 1996, including the acquisition of Columbia Universal, total assets would have been $1.7 billion and life insurance volume in force would have been $22.1 billion. Also, approximately 98% of the $521.9 million of debt securities held by the Company had investment grade ratings.

     The executive offices of the Company and its subsidiaries, other than Columbia Universal, are located at the American Heritage Life Building, 1776 American Heritage Life Drive, Jacksonville, Florida 32224 and the Company's telephone number is (904) 992-1776. The executive offices of Columbia Universal Life Insurance Company are located at 11044 Research Boulevard, Building A, 5th Floor, Austin, Texas 78759 and its telephone number is (512) 345-3200.

BUSINESS STRATEGIES

     The Company's objective is to continue its record of increased operating earnings by following the strategies set forth below:

          COMMITMENT TO CORE BUSINESSES. The Company's primary focus will continue to be on its core businesses. Additionally, the Company will continue to evaluate opportunities to grow from internal expansion as well as by acquisitions of blocks of business and/or companies that are compatible with the Company's core businesses.

          CONCENTRATION ON MARKET NICHE. The Company believes it has a competitive advantage in the payroll allotment marketplace based upon its commitment to provide quality service, its offering of an expanding portfolio of products, and its development of processes and technology that are unique to servicing and administering that marketplace.

          SYNERGISTIC MARKETING AND STRATEGIC ALLIANCES. The Company's three marketing areas -- ordinary, group and credit -- provide opportunities for cross-selling the Company's products. The Company's group operations in particular provide the Company's ordinary operations access to sell payroll allotment products. The Company also has and is continuing to develop strategic alliances with other insurers to cross-sell such entities' products and to allow each entity access to the other's distribution channels.

          FOCUS ON EXPENSE CONTROL. The Company believes that its record of profitable growth has resulted from a combination of revenue growth and focus on expense control. The Company's ratio of general insurance expenses to total revenue (defined for this purpose as including premiums, premium equivalents and investment income and excluding realized investment gains and losses) has been recognized as being low as compared to industry norms. General insurance expenses as a percentage of total revenues for the years ended December 31, 1987 through 1996, ranged from a high of 6.2% to a current low of 4.9% for the year ended December 31, 1996.

ACQUISITIONS

     The Company entered into an agreement in principle on December 10, 1996 to acquire, Columbia Universal for a purchase price of $44.0 million. This transaction closed on March 3, 1997. Columbia Universal markets individual life, annuity and supplemental health products to selected markets. Columbia Universal had premiums and premium equivalents of $36.4 million for the year ended December 31, 1996, and total assets of $368.5 million at December 31, 1996. The acquisition will provide new distribution channels for the Company's ordinary payroll products and sales opportunities for both companies and is projected to have a positive impact on the Company's future operating earnings.

     Effective December 31, 1996, the Company acquired a block of payroll deduction interest-sensitive whole life business from Kentucky Home Mutual Life Insurance Company. Additionally, during the past six years, the Company has acquired three other blocks of business. In total these four blocks of business aggregated $23.4 million in additional annualized premiums and $155.4 million in assets. These acquisitions have provided new distribution channels for the Company's ordinary payroll products.

     The financial information included in this Form 10-K includes the balance sheet information on the acquisition of Kentucky Home Mutual Life Insurance Company acquisition as of December 31, 1996, the effective date for the acquisition. Amounts for Columbia Universal are not reflected in the Company's December 31, 1996 financial statements.

MARKETING AREAS

     The Company has three primary marketing areas: ordinary, group and credit. The following table sets forth the insurance revenues and pre-tax operating earnings of the three marketing areas for each of the years in the five year period ended December 31, 1996.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                                ($ IN THOUSANDS)
INSURANCE REVENUES(1):
  Ordinary
     Life...................................  $ 42,998   $ 40,173   $ 38,405   $ 37,000   $ 35,753
     Accident and health....................    94,423     83,545     75,588     71,975     65,464
                                              --------   --------   --------   --------   --------
          Total ordinary....................  $137,421   $123,718   $113,993   $108,975   $101,217
                                              --------   --------   --------   --------   --------
  Group
     Life...................................  $ 10,482   $  8,604   $  7,719   $ 10,350   $ 10,832
     Accident and health....................    24,998     31,321     35,503     42,473     48,325
                                              --------   --------   --------   --------   --------
          Total group.......................  $ 35,480   $ 39,925   $ 43,222   $ 52,823   $ 59,157
                                              --------   --------   --------   --------   --------
  Credit
     Life...................................  $ 36,650   $ 35,380   $ 29,516   $ 29,183   $ 25,053
     Accident and health....................    48,968     48,228     43,858     36,395     26,635
                                              --------   --------   --------   --------   --------
          Total credit......................  $ 85,618   $ 83,608   $ 73,374   $ 65,578   $ 51,688
                                              --------   --------   --------   --------   --------
          Total.............................  $258,519   $247,251   $230,589   $227,376   $212,062
                                              ========   ========   ========   ========   ========
INSURANCE REVENUES AND PREMIUM
  EQUIVALENTS(1):
  Ordinary..................................  $181,469   $167,328   $161,612   $149,106   $138,241
  Group.....................................   214,933    206,354    167,520    158,188    163,701
  Credit....................................   171,209    138,134    116,318    103,113     93,027
                                              --------   --------   --------   --------   --------
          Total.............................  $567,611   $511,816   $445,450   $410,407   $394,969
                                              ========   ========   ========   ========   ========
PRE-TAX OPERATING EARNINGS(2):
  Ordinary..................................  $ 35,070   $ 28,935   $ 26,049   $ 21,798   $ 17,322
  Group.....................................     4,513      7,470      7,323      6,042      5,269
  Credit....................................     3,750      2,739      1,754      1,720      2,969
                                              --------   --------   --------   --------   --------
          Total.............................  $ 43,333   $ 39,144   $ 35,126   $ 29,560   $ 25,560
                                              ========   ========   ========   ========   ========

---------------

(1) Pursuant to generally accepted accounting principles insurance revenues include only the fees charged for interest-sensitive and administrative services only business and do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Thus it is necessary to evaluate insurance revenues including premium equivalents. Ordinary insurance revenues for reporting purposes pursuant to generally accepted accounting principles include only the cost of insurance, expense and surrender charges for interest-sensitive products. Insurance revenues do not include cash deposits from interest-sensitive products. Group and credit insurance revenues do not include premium equivalents for the periods presented. Group premium equivalents represent the claim costs paid for split funded or self funded type plans which are paid with policyholder funds as opposed to being paid by the Company. Under indemnity type plans offered by the Company, claims are considered in determining the premiums to be paid by the policyholder. For split funded or self funded type plans, the Company pays the claim costs with policyholder funds and such amounts are not included in the premiums paid to the Company. Credit premium equivalents represent reinsured premiums and earned premium equivalents related to administrative services only business.
(2) Pre-tax operating earnings represent the pre-tax operating earnings of the respective marketing areas excluding non-insurance related income and expense and realized investment gains and losses.

ORDINARY DEPARTMENT

     GENERAL. Ordinary operations provide interest-sensitive products (universal life, single and flexible premium deferred annuities and excess-interest whole life), single premium immediate annuities, level and decreasing term products and supplemental accident and health insurance products to individuals. The largest portion (78.5% for the year ended December 31, 1996) of new annualized sales was produced on a payroll allotment basis with the remainder produced by a variety of direct billing methods through individual agents. The Company's strategy in its ordinary operations is to offer a broader product mix than its competitors in the payroll allotment area and to solicit all of the employee base by targeting direct sales of insurance products to higher income employees in addition to payroll allotment sales. Recent life insurance studies published by LIMRA International, a prominent industry market research organization, indicate that AHL is one of only four life insurance companies that sell in excess of $40 million of voluntary payroll life and payroll health insurance premiums per year. To describe the Company's differentiation in the marketplace, the Company has coined the following descriptive phrase: "AHL -- The Workplace Marketer(R) -- the company that serves the life and supplemental health insurance needs of the American worker -- from the lunchroom to the board room."

     Distribution by payroll allotment requires a sophisticated data processing capability which the Company has developed over the years. The Company believes it has sufficient data processing capacity to accommodate future growth for the foreseeable future without any significant additional capital expenditures.

     The Ordinary Department has been a key component of the strategy and profit-making ability of the Company since its founding. For the year ended December 31, 1996, the Ordinary Department accounted for approximately 81% of the Company's pre-tax operating earnings, which excludes non-operating items not allocated to the marketing areas.

     Initially, ordinary operations consisted only of life insurance products. In the mid-1970's, ordinary health insurance products were introduced into the product portfolio in response to the Company's increasing sales opportunities and successes in the payroll allotment market niche.

     More recently, the Company has begun to recognize an adjunct market that is available and very synergistic to the payroll deduction marketing efforts -- that being the corporate life insurance needs of the payroll deduction client companies and the personal life insurance needs of the owners, executives and managers of those client companies. As a result, the strategic marketing mission has been expanded to include this adjunct market niche in addition to the more traditional rank and file worker market addressed by other payroll deduction marketing life insurance companies.

     MARKETS. Many ordinary life insurance companies focus on the upscale market consisting of those individuals earning $80,000 or more. However, this target market constitutes a small percentage of the buyer population. By targeting the entire workplace, including the lower income worker earning under $40,000 per year and the middle income worker earning $40,000-$80,000 per year, the Company has increased its market to a majority of the buyer population. Furthermore, the Company offers a multiple product line of life and supplemental health products, rather than the more narrow product mix offered by some other companies, thereby increasing its marketing opportunities.

     The Company believes that by targeting a much larger market and offering the workplace market a full range of life and supplemental health products results in a stronger marketing strategy.

     TECHNOLOGY. The Company is introducing new state-of-the-art technology for its agents during the first part of 1997. This new comprehensive system consists of three components:

     - An integrated software package that provides sales presentations, proposal illustrations and computer enrollment capabilities of its entire portfolio of life, health and annuity products.

     - An "on-line" access that provides its agents 24 hours a day, seven days a week access via modem to their in-force and pending policyholder data and production information.

     - An agent management software package specifically designed for the payroll deduction marketplace that assists the Company's agents in managing their business.

     The Company believes that the new technology will allow its agency force to operate more effectively and allow the Company to process new business more efficiently.

     PRODUCTS. The Company's strategy is to price its products at levels competitive with those of comparable products in the market, so long as they will provide an acceptable profit margin. Set forth below are the primary products offered:

PAYROLL ALLOTMENT PRODUCTS:        UPSCALE PRODUCTS:
---------------------------        -----------------
Universal Life                     Universal Life
Term Life                          Term Life
Annuities                          Annuities
Cancer/Dread Disease               Long Term Care
Accident                           Home Health Care
Disability Income
Hospital Indemnity
Long Term Care

     It is the general policy of the Company to declare the interest rate to be credited on funds received from interest-sensitive products monthly with such rates being guaranteed for one year for both first year and renewal funds during a particular month. All interest-sensitive products are subject to surrender charge provisions which vary depending upon the particular type of policy. For universal life-type policies, the surrender charges generally range over a period of 10-20 years at varying rates, depending upon the plan of insurance. For annuities, the surrender charges generally range over a period of 7-10 years with charges varying from 1% to 10% of the accumulated fund value over the surrender charge period.

     All ordinary accident and health products are guaranteed renewable, with periodic rate increases permitted due to adverse claims experience with the approval of the respective state insurance departments. Major health products include cancer/dread disease, accident, disability income, long-term care, home health care and hospital income. Premiums on ordinary policies are payable on a monthly, quarterly, semi-annual, annual, single or flexible premium basis.

     The Company's current practice dictates that unless the need for a medical examination is indicated by the age and amount applied for or by an investigation, the majority of ordinary life insurance is written without requiring a medical examination in amounts up to $250,000 on applicants aged 0-35; up to $150,000 on applicants aged 36-40; up to $99,999 on applicants aged 41-50; up to $49,999 on applicants up to age 60. Somewhat higher limits are permitted for certain agents with home office approval. A blood chemistry profile is generally required for insurance amounts of $100,000 and greater.

     DISTRIBUTION SYSTEM/STRATEGIC ALLIANCES. The Company's products are marketed through the personal producing general agent ("PPGA") system in 49 states. The Company has found the PPGA system to be an efficient distribution system. These agents are not exclusively AHL producers but may write business for several insurance companies. Each PPGA's compensation is based only upon production. Additionally, in 1996 AHL launched a strategic alliance initiative by seeking targeted life insurance companies to offer AHL's workplace marketing products through their existing distribution systems. The interest level expressed by the targeted companies was high due to several factors, including the promising potential of workplace marketing, the targeted companies' lack of one or more of the major components necessary for success in workplace marketing, and the targeted companies' recognition of AHL as a successful, quality company dedicated and committed to workplace marketing. The Company presently has strategic alliance partnerships in various stages of development with several major life insurance companies which are expected to provide access to significant distribution systems during 1997.

     The Ordinary Department distribution system operates with the efficiency and effectiveness that are consistent with the Company's philosophy as a service oriented, results driven organization. In addition to the

Home Office, the Company maintains regional offices located throughout the United States. The Company has implemented plans to expand its national presence in 1997 by establishing additional regional offices in Lacrosse, Wisconsin; Denver, Colorado; and a site to be determined in New England. The decision to expand the number of regional offices was influenced by the Company's desire to fully support the evolving opportunities developing with strategic alliances and national accounts.

GROUP DEPARTMENT

     GENERAL. Group operations distribute insurance products and related services to large employers for their employee benefit plans. The Company provides life, disability, medical and dental insurance programs, which are the foundation of any employer's package of group benefits. The Company furnishes all components necessary to effectively manage program costs for the client companies including a provider network, managed care program and benefits determination. Group products include group term life insurance, accidental death and dismemberment, short-term disability, long-term disability, dental and major medical coverage. In offering these product lines, the Company provides a wide range of funding vehicles from fully insured to employer funded products, which the Company tailors to the particular needs of its employer clients.

     MARKETS. Although the Company's Group Department focuses its efforts in the southeastern United States, it has clients of national scope. The Company's primary market for group life and health insurance is corporate employers that have more than 100 employees located in the southeast. Employer groups range in size from 100 to over 40,000 employees. The Company has focused on an integrated approach to manage benefits. With health care being a locally delivered product, it is important to establish close relations with providers and client companies.

     The Company's target market will continue to be corporate employers with 100 or more lives. Particular emphasis has been placed on direct marketing to those employers having a home office or regional presence within the southeastern United States employing between 500 and 5,000 employees. The products offered by the Company's Group Department complement the individual life and health products sold on a payroll deduction basis and provide the Company's agents and brokers and the Company's client companies with a complete portfolio of products and services.

     PRODUCTS. The Company's group products include group term life insurance, accidental death and dismemberment, short-term disability, long-term disability, dental, and major medical coverage. A wide range of funding vehicles, including fully insured, split funding and self-funded products, are sold within these product lines. For the years ended December 31, 1996 and 1995, approximately 83% and 81%, respectively, of group business (based on premiums and premiums equivalents) was written on a self-funded or split funded basis.

     The Company's group business has responded to the market by offering more products which allow employers to share more of the risk for the financing of their health benefit programs. There has been a shift in the Company's block of business from traditionally funded products to split funded products and administrative services only products which may be purchased with or without specific and aggregate stop-loss coverage. The impact of this in the financial statement presentation has been a reduction in traditional premium levels offset by an increase in premium equivalents.

     The Company has developed innovative new products and approaches to controlling and reducing health care costs for its client companies. Specifically, two areas that continue to enhance the products and services offered by the Group Department are the AHL Select Provider Network and its managed care activities. Through the AHL Select Provider Network, the Company's customers receive preferential pricing from hospitals, physicians, and other providers of medical services and supplies. At year end 1996, there were 2,011 hospitals and 123,897 physicians included in the AHL Select Provider Network. The Company's managed care activities, which utilize a professional staff with diverse medical and clinical backgrounds to assist the Company's insureds in obtaining quality medical care, include preadmission certification, prenatal, cancer, psychiatric, substance abuse, and large case management programs.

     The Company will continue to develop products and services to meet employer/employee needs. As managed care has gained growing acceptance within the Company's market, the Company has decided to complement its product line with the introduction of health maintenance organizations ("HMO") products. The creation of a new HMO subsidiary and filing with Florida regulatory agencies took place during 1996. Initial product offerings will be within the North Florida area with expansion to other Florida metropolitan areas.

     DISTRIBUTION SYSTEM. The Company's group life and health products are distributed through its regional group managers working with agents, consultants, brokers and directly with policyholders.

     The Company's strategy of focusing its marketing efforts on the brokerage and consulting community has resulted in a significant portion of sales coming from this important business segment. The Company has been successful in demonstrating the value of its products and services to leading brokerage firms.

CREDIT DEPARTMENT

     GENERAL. Credit operations consist of life and accident and health insurance coverages offered to consumer debtors, primarily through banks, automobiles dealers, finance companies and retailers. The Company currently offers credit insurance products in 44 states and ranks among the top 15 credit life insurance providers in the country. Typically, credit insurance will pay outstanding loan obligations in the event of an insured loss. This coverage is issued on either the single-premium or outstanding loan balance basis. Credit life is sold on a reducing or level-term basis. Credit accident and health insurance will normally only be written in conjunction with credit life insurance.

     MARKETS AND PRODUCTS. AHL is a full service credit insurance operation (credit life, credit accident and health insurance) providing direct and reinsured programs to a broad spectrum of the marketplace. In addition, credit related property insurance coverage through its wholly-owned subsidiary, First Colonial Insurance Company ("FCIC"), is offered.

     The Credit Department tailors programs to meet specific consumer and lending requirements. The Company's ability to offer property products, as well as life and disability products, has contributed to its current growth and should continue to enhance future growth as FCIC expands into new markets and develops new products. FCIC is currently licensed in 12 states.

     Credit operations consist of life, accident and health and property insurance coverages offered to consumer debtors, primarily through banks, automobiles dealers, finance companies and retailers. Typically, this insurance will pay outstanding loan obligations in the event of an insured loss. This coverage is issued on either a single-premium or outstanding loan balance basis. Credit life is sold on a reducing or level-term basis and is available on a single-life or, if permitted by state law, on a joint-life basis where the related loan is co-signed.

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

     COMPETITION. The credit insurance industry is well established and is closely controlled by state regulation. Competition is still very strong even though there has been some retrenchment in the industry. Several companies have restricted their marketing and several major providers have withdrawn completely from the marketplace, which management believes has provided significant opportunities for both new account sales and the administration of runoff business for companies that have ceased writing credit insurance.

     The Company has successfully administered the run-off business of two companies that had terminated their credit operations and is currently administering the business of a large automobile credit insurance company that ceased writing new business in 1995. The Company also has increased its writings of reinsured business which currently accounts for 68% of total credit business and which generally provides less risk to the Company than fully insured programs. At December 31, 1996, the Company administered 134 reinsurance companies compared to 10 in 1990 which with tight expense control allows the Company to be very competitive in this market.

     DISTRIBUTION SYSTEM. The distribution channels used by AHL and FCIC include direct marketing by regional sales managers, home office-based marketing staff and the general agency system. The credit marketing employees' primary responsibilities are to attract new business, service accounts and support the general agents. AHL and FCIC do not use direct mail or other mass solicitation-type marketing.

INVESTMENTS

     The Company's investment objective is to earn a favorable return on invested assets in excess of contractual obligations through a diversified portfolio of high-quality, income-producing assets including primarily bonds, preferred stocks, common stocks and mortgages (residential and commercial). The Company's current investment strategy includes increasing its investments in corporate bonds and mortgage loans while decreasing its investments in GNMA's as they pay down. The Company carefully matches the investment portfolio's assets with its policy liabilities. A positive investment spread has been attained for all products. The maturity of the investment portfolio is monitored so that the Company will be able to fund its future expected cash obligations.

     At December 31, 1996 and December 31, 1995, the Company had consolidated invested assets of $1,011.4 million and $979.6 million, respectively. The following tabulation sets forth the categories, amounts and percentages of these investments.

                                                 DECEMBER 31,                DECEMBER 31,
                                                     1996       % OF TOTAL       1995       % OF TOTAL
                                                 ------------   ----------   ------------   ----------
                                                                   ($ IN THOUSANDS)
Debt securities available-for-sale.............   $  521,916       51.6%       $515,429        52.6%
Equity securities available-for-sale...........       34,520        3.4          34,735         3.6
Mortgage loans on real estate..................       53,736        5.3          29,506         3.0
Investment real estate.........................          453         --             375          --
Policy loans...................................      399,608       39.5         376,672        38.5
Short-term investments.........................        1,216         .2          22,886         2.3
                                                  ----------      -----        --------       -----
          Total................................   $1,011,449      100.0%       $979,603       100.0%
                                                  ==========      =====        ========       =====

     At December 31, 1996, the Company had consolidated debt securities available-for-sale at an amortized cost of $512.9 million and a fair value of $521.9 million. The following tabulation sets forth these investments by Standard and Poor's rating categories.

                                                                     DECEMBER 31, 1996
                                                              --------------------------------
                           RATING                             AMORTIZED COST        FAIR VALUE
                           ------                             --------------        ----------
                                                                      ($ IN THOUSANDS)
AAA.........................................................     $178,373            $176,455
AA..........................................................       23,683              23,900
A,A-........................................................      106,533             110,092
BBB+, BBB, BBB-.............................................      147,750             152,010
BB+ and lower...............................................       14,834              14,964
Non-rated...................................................          345                 365
Private placements..........................................        5,860               9,105
                                                                 --------            --------
Total bonds.................................................      477,378             486,891
Redeemable preferred stocks.................................       35,522              35,025
                                                                 --------            --------
          Total debt securities available-for-sale..........     $512,900            $521,916
                                                                 ========            ========

     The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalties.

                                                                        DECEMBER 31, 1996
                                                              -------------------------------------
                                                              AMORTIZED COST   ESTIMATED FAIR VALUE
                                                              --------------   --------------------
                                                                        ($ IN THOUSANDS)
Due in one year or less.....................................     $  1,092            $  1,104
Due after one year through five years.......................       23,497              25,071
Due after five years through ten years......................      127,467             133,828
Due after ten years.........................................      172,526             176,671
Mortgage backed securities..................................      152,796             150,217
Redeemable preferred stocks.................................       35,522              35,025
                                                                 --------            --------
          Total.............................................     $512,900            $521,916
                                                                 ========            ========

     The following tabulation provides information with respect to the investment results of the Company for the years ended December 31, 1996, 1995 and 1994:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1996       1995       1994
                                                         --------   --------   --------
                                                                ($ IN THOUSANDS)
Average invested assets, weighted(1)...................  $997,599   $923,946   $848,012
Net investment income..................................    77,035     70,601     66,706
Realized investment gains..............................       420      6,003      2,011
Change in unrealized investment gains (losses) on
  equity and debt securities(2)........................    (4,614)    27,664    (24,919)
Ratio of net investment income to weighted average
  invested assets(3)...................................      7.72%      7.64%      7.87%

---------------

(1) Average invested assets are calculated using fair values for all securities as required by Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities."
(2) Unrealized gains and losses are calculated on both equity and debt securities as prescribed by FAS 115.
(3) Since all securities are carried at fair values for all years presented, all increases (decreases) in fair value result in a reduction (increase) of the ratio calculated above.

     At December 31, 1996, U.S. Treasury obligations and GNMA's, both of which are secured by the full faith and credit of the United States Government, aggregated at fair value $156.6 million or 32.2% of the total bond portfolio of $486.9 million. The amortized cost of non-investment grade bonds (rated below BBB- by Standard & Poor's Corporation and excluding private placements and non-rated securities) at December 31, 1996 was $14.8 million with a fair value of $15.0 million. At fair value, these investments represented 1.1% of total consolidated assets, or 1.5% of invested assets. The Company's holdings of non-investment grade paper has been limited and will continue to be minimal in the future.

     The Company's mortgage loan portfolio aggregated $53.7 million at December 31, 1996. There were no non-performing mortgage loans at December 31, 1996.

ADDITIONAL INFORMATION REGARDING INSURANCE OPERATIONS

     The following table sets forth the cash premiums and deposits received by geographic region in the United States for the Company's insurance subsidiaries for the three years ended December 31, 1996:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1996       1995       1994
                                                         --------   --------   --------
                                                                ($ IN THOUSANDS)
  Southeast............................................  $265,784   $258,408   $252,531
  Southwest............................................    45,307     43,804     41,863
  Midwest..............................................    16,204     14,185     13,007
  Northeast............................................    12,920      8,220      6,934
  Northwest............................................    14,699     12,523      8,586
                                                         --------   --------   --------
            Total......................................  $354,914   $337,140   $322,921
                                                         ========   ========   ========

     The following tabulation sets forth the amount of gross life insurance volume in force by industry segment at December 31, 1996, 1995, and 1994:

                                                                  AT DECEMBER 31,
                                                            ---------------------------
                                                             1996      1995      1994
                                                            -------   -------   -------
                                                                  ($ IN MILLIONS)
Type of Insurance:
  Ordinary................................................  $ 9,759   $ 9,167   $ 8,282
  Credit..................................................    4,590     4,138     3,578
  Group...................................................    6,174     5,079     4,956
                                                            -------   -------   -------
          Total...........................................  $20,523   $18,384   $16,816
                                                            =======   =======   =======

REINSURANCE

     It is the general practice of the life insurance industry to reinsure portions of life and accident and health insurance risks with other companies. The maximum amount of ordinary insurance that AHL generally retains on any one life currently insured under ordinary policies is $100,000 for policies issued prior to July 1, 1994 and $200,000 for policies issued subsequent to July 1, 1994, with reductions for certain substandard, military and older age risks. The major portion of reinsurance ceded on a GAAP basis is under agreements with American United Life Insurance Company, Barnett Banks Insurance, Inc., General Financial Life Insurance Company, Lincoln National Life Insurance Company, Optimum Reassurance Life Insurance Company, RGA Reinsurance Company, Southwestern Dealers Insurance Company and Transamerica Occidental Life Insurance Company. At December 31, 1996, the aggregate amount of life insurance volume in force ceded under reinsurance agreements totaled $4.6 billion (22.4% of the total in force at that date). For the year ended December 31, 1996, $50.1 million, or 22.9% of the total accident and health insurance premiums written, were reinsured.

     Pursuant to GAAP and the terms and conditions of the reinsurance agreements with the reinsurers, the Company has taken credit in its consolidated financial statements for the portion ceded to the respective reinsurer.

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

FINANCIAL REGULATION

     The Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners ("NAIC") in 1992. A similar model act was adopted for property and casualty insurance companies in 1994. The main purpose of these model acts was to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action.

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

     Based on calculations using the NAIC formula as of December 31, 1996, all of the Company's insurance subsidiaries exceeded the required level for RBC at such time.

DIVIDEND REGULATION

     The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other significant business operations, its primary sources of cash to meet its obligations are borrowings, dividends and other payments from its insurance subsidiaries.

     The Company's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments, including dividends and other distributions, that they may make to the Company without obtaining prior regulatory approval. As a Florida domiciled insurance company, AHL is subject to Florida law, to the effect that life and health insurance company dividends may be made without prior approval of the Florida Insurance Commissioner if the dividend is equal to or less than the greater of: (a) 10% of AHL's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (b) AHL's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if AHL will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is paid.

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

LITIGATION

     The Company's insurance subsidiaries, like other insurance companies, are currently defendants in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

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

     In addition to life and health insurance companies which are competitors of the Company, there are banks and other financial institutions that could be permitted to sell life insurance products directly, thereby increasing competition even more. However, there are a number of unresolved regulatory issues related to the authority of banks located in the Company's major marketing areas to compete directly with the Company in the sale of life insurance products, including interest-sensitive products.

OTHER BUSINESS

     The non-life insurance operations, excluding AHL and FCIC, consisted primarily of intercompany operations which were eliminated in consolidation and accordingly did not contribute materially to consolidated operating earnings.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company's insurance subsidiaries, like other insurance companies, are currently defendants in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The high and low sales prices of the Common Stock of the Company, as reported on the NYSE Composite Tape (ticker symbol: "AHL"), and the cash dividends paid on the Common Stock during the fiscal years ended December 31, 1995 and 1996 are set out below:

                                                                            CASH DIVIDENDS
                                                           HIGH     LOW     PAID PER SHARE
                                                          ------   ------   --------------
1995:
  First Quarter.........................................  $19.75   $17.88       $.1650
  Second Quarter........................................   21.25    16.25        .1750
  Third Quarter.........................................   21.50    18.88        .1800
  Fourth Quarter........................................   23.25    19.25        .1800
1996:
  First Quarter.........................................   23.88    20.50        .1800
  Second Quarter........................................   24.25    19.88        .1800
  Third Quarter.........................................   21.75    19.00        .1900
  Fourth Quarter........................................   27.75    19.75        .1900

     As of February 28, 1997, the approximate number of holders of record of Common Stock was 8,400.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                            1996            1995          1994          1993          1992
                                         -----------     -----------   -----------   -----------   -----------
                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)
Consolidated Summary of Earnings
  Income:
    Insurance revenues(1)..............  $   258,519     $   247,251   $   230,589   $   227,376   $   212,062
    Net investment income..............       77,035          70,601        66,706        63,875        59,721
    Realized investment gains,
      net(2)...........................          420           6,003         2,011         1,184           237
                                         -----------     -----------   -----------   -----------   -----------
         Total income..................      335,974         323,855       299,306       292,435       272,020
                                         -----------     -----------   -----------   -----------   -----------
  Benefits, claims and expenses:
    Benefits and claims................      148,887         148,581       146,146       159,335       155,722
    Underwriting, acquisition and
      insurance expenses:
      Taxes and commissions............       85,690          77,697        67,164        54,657        42,969
      General expenses.................       31,724          28,702        28,162        27,641        28,043
      Amortization of deferred
         acquisition costs.............       25,628          23,744        20,758        20,091        19,450
    Other operating expenses...........        4,186           3,694         2,413         1,806         1,685
                                         -----------     -----------   -----------   -----------   -----------
         Total benefits, claims and
           expenses....................      296,115         282,418       264,643       263,530       247,869
                                         -----------     -----------   -----------   -----------   -----------
         Earnings before income
           taxes.......................       39,859          41,437        34,663        28,905        24,151
  Income taxes.........................       12,827          13,362        11,022         9,190         7,255
                                         -----------     -----------   -----------   -----------   -----------
         Net earnings(2)...............  $    27,032     $    28,075   $    23,641   $    19,715   $    16,896
                                         ===========     ===========   ===========   ===========   ===========
         Net earnings per share of
           common stock(2).............  $      1.96     $      2.02   $      1.71   $      1.59   $      1.42
                                         ===========     ===========   ===========   ===========   ===========
Operating earnings(4)..................  $    26,759          24,174        22,334        18,945        16,739
                                         ===========     ===========   ===========   ===========   ===========
Operating earnings per share(4)........  $      1.94            1.74          1.61          1.53          1.41
                                         ===========     ===========   ===========   ===========   ===========
  Weighted average number of shares
    outstanding........................   13,825,560      13,882,041    13,855,297    12,399,070    11,902,790
                                         -----------     -----------   -----------   -----------   -----------
Cash dividends paid per share..........  $       .74     $       .70   $       .64   $       .59   $       .56
                                         -----------     -----------   -----------   -----------   -----------
Insurance revenues.....................  $   258,519     $   247,251   $   230,589   $   227,376   $   212,062
Premium equivalents....................      309,092         264,565       214,861       183,031       182,907
                                         -----------     -----------   -----------   -----------   -----------
Insurance revenues including premium
  equivalents(1).......................  $   567,611     $   511,816   $   445,450   $   410,407   $   394,969
                                         -----------     -----------   -----------   -----------   -----------
First year annualized, issued,
  delivered and paid premiums on a
  weighted basis.......................  $   290,173     $   252,332   $   221,502   $   191,921   $   160,892
                                         -----------     -----------   -----------   -----------   -----------
At December 31:
Total assets...........................  $ 1,370,117(3)  $ 1,317,896   $ 1,179,257   $ 1,138,578   $ 1,016,984
Notes payable..........................       85,459          94,994        84,201        72,481        62,102
Stockholders' equity...................      228,943         219,329       173,360       183,930       147,965
Life insurance volume in force.........   20,523,032(3)   18,384,006    16,815,666    15,601,113    15,468,048

---------------

(1) Insurance revenues include only the fees charged for interest-sensitive and administrative services only business and do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Thus, it is necessary to evaluate insurance revenues including premium equivalents.
(2) 1995 amounts include a one time unusual gain on the sale of a parcel of property and net investment gains realized related to restructuring the investment portfolio consistent with the Company's investment strategies.
(3) On a pro forma basis including the acquisition of Columbia Universal at December 31, 1996, total assets would have been $1,747,610 and life insurance volume in force would have been $22,109,054.
(4) Amounts exclude realized investment gains and losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     American Heritage Life Investment Corporation and its subsidiaries are engaged primarily in the life and health insurance business. The Company's consolidated earnings are primarily attributable to its principal subsidiary, American Heritage Life Insurance Company ("AHL"). Following is a discussion of the significant components of the consolidated results of operations for the years ended December 31, 1996, 1995 and 1994.

INSURANCE OPERATIONS

     Insurance revenues pursuant to generally accepted accounting principles ("GAAP") include only the mortality, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products.

     As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split funded basis and the credit business being written on an administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. For 1996, 1995 and 1994, insurance revenues were $258.5 million, $247.3 million and $230.6 million, respectively, while total insurance revenues including premium equivalents were $567.6 million, $511.8 million and $445.5 million, respectively. Because so much of the Company's business is interest-sensitive and administrative services only, insurance revenues including premium equivalents are a better measure of sales and growth.

     Ordinary insurance revenues amounted to $137.4 million, $123.7 million and $114.0 million, in 1996, 1995 and 1994, respectively. Premiums including equivalents were $181.5 million, $167.3 million and $161.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in revenues and premiums and premium equivalents in 1996 over 1995 and 1995 over 1994 were due primarily to increased policy charges on interest-sensitive products due to increased sales, increased sales of individual accident and health plans, and rate increases on certain cancer/dread disease plans. The increase in individual accident and health sales in 1996 compared to 1995 included for the first time a full year of long-term care product sales that increased revenues approximately $5.7 million.

     Group insurance revenues in 1996, 1995 and 1994 totaled $35.5 million, $39.9 million and $43.2 million, respectively. Premiums and premium equivalents were $214.9 million, $206.4 million and $167.5 million for 1996, 1995 and 1994, respectively. These increases in premiums and premium equivalents included the sales to larger group cases that were sold on a self-funded basis.

     Credit insurance revenues for 1996, 1995 and 1994 were $85.6 million, $83.6 million and $73.4 million, respectively. Credit premiums and premium equivalents amounted to $171.2 million, $138.1 million and $116.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Credit insurance revenues and premiums and premium equivalents increased during these periods as a result of geographic expansion and increased sales of reinsured business, which generally provides less risk to the Company at an acceptable profit margin. The increase in 1996 over 1995 was also attributed to additional fee income generated from administering the run-off of credit life and health insurance for another insurance company, effective June 1996.

     Ordinary benefits and claims in 1996, 1995 and 1994 were $111.0 million, $103.2 million and $95.6 million, respectively. The increase each year was the result of growth in first year and renewal business, increased interest credited to policyholder account balances and some increase in mortality and morbidity experience.

     Group benefits and claims in 1996, 1995 and 1994 totaled $24.0 million, $25.6 million and $29.1 million, respectively. Group benefits have been reduced as a result of a managed care program, the AHL Select Provider Network, and new cases written on a self-funded or split-funded basis where claims are not included in the Company's benefits and claims expense for financial statement purposes.

     Credit benefits and claims amounted to $13.9 million, $19.8 million and $21.4 million in 1996, 1995 and 1994, respectively. These decreases were due, in part, to a reduction in the change in unearned premiums which is included in credit benefits and claims. These reductions were also the result of terminating unprofitable accounts and certain previously retained business accounts converting to reinsured accounts.

     The Company's major operating costs consist of commissions, payroll, premium taxes and administrative-related expenditures. General insurance expenses as a percentage of total income, excluding realized investment gains (losses) and including premium equivalents, remained constant at 4.9% for the years ended December 31, 1996 and 1995 and down from 5.5% for the year ended December 31, 1994. This demonstrates that the Company has been able to control the level of general insurance expenses, which in turn has been a significant factor in the Company's steady growth in operating earnings.

     Ordinary taxes, commissions and general expenses were $33.1 million, $29.4 million and $29.0 million for 1996, 1995 and 1994, respectively. The increase each year was primarily the result of growth in ordinary business. Group taxes, commissions and general expenses were $12.3 million, $12.2 million and $12.5 million, respectively. These expenses have remained relatively flat due to a decrease in taxes and commissions offset by an increase in general expenses. The decrease in commissions and taxes was the result of reduced premiums. The increases in general insurance expenses in 1996 and 1995 were due to growth in business, administration of larger group cases and the implementation of a new local area network group system. Credit taxes, commissions and general expenses were $72.3 million, $65.1 million and $54.1 million in 1996, 1995 and 1994, respectively. The increase each year was primarily due to an increase in commissions earned as a result of increased insurance revenues and a higher effective commission rate, due to increased contingent commissions as a result of improved claims.

     Amortization of deferred acquisition costs was $25.6 million in 1996, $23.7 million in 1995 and $20.8 million in 1994. These increases were primarily due to growth in business in force and an increase in lapses of individual health business resulting from the implementation of rate increases, which increase the write-off of the policies' deferred acquisition costs.

     Non-segmented operating expenses in 1996, 1995 and 1994 were $3.9 million, $3.4 million and $2.2 million, respectively. These expenses primarily relate to non-life insurance operations, including interest expense. Interest expense is a function of the average debt outstanding and interest rate charged. Interest expense included in non-segmented operating expenses was $3.7 million, $3.3 million and $2.0 million for 1996, 1995 and 1994, respectively. These increases were due primarily to additional bank debt outstanding in 1996 and 1995 and an increase in interest rates in 1995 from 1994.

INCOME TAXES

     Income tax expense was down in 1996 compared to 1995 due to a decrease in pre-tax earnings and up in 1995 compared to 1994 due to increased pre-tax earnings. The effective tax rates on net earnings were 32.2% in 1996 and 1995 and 31.8% in 1994.

NET INVESTMENT INCOME

     Net investment income was $77.0 million, $70.6 million and $66.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. These increases were due primarily to an increase in invested assets and changes made in the investment portfolio to improve the yield. The effective yield on invested assets for the year ended December 31, 1996 was 7.72% compared to 7.64% for the year ended December 31, 1995 and 7.87% for the year ended December 31, 1994. The increase in yield from 1995 to 1996 was due to changes made in the investment portfolio including a reduction in lower yielding equity securities and an increase in higher yielding corporate bonds and mortgage loans. The reduction in yield from 1994 to 1995 was primarily the result of declining interest rates during 1995.

PRE-TAX OPERATING EARNINGS

     Ordinary pre-tax operating earnings were $35.1 million, $28.9 million and $26.0 million in 1996, 1995 and 1994, respectively. The increase each year was primarily due to growth in insurance revenues and investment income, less normal growth in benefits and claims, and expenses.

     Group pre-tax operating earnings were $4.5 million, $7.5 million and $7.3 million in 1996, 1995 and 1994, respectively. The decrease in group pre-tax operating earnings from 1995 to 1996 was a result of reduced margins on certain cases due to the competitive pricing in the group marketplace on both administrative services only and insured business and increased health claims on insured cases. The increase in group pre-tax operating earnings from 1994 to 1995 was the result of necessary rate actions on certain cases, the terminations of certain unprofitable cases.

     Credit pre-tax operating earnings were $3.8 million, $2.7 million and $1.8 million in 1996, 1995 and 1994, respectively. The increase in credit pre-tax operating earnings in 1996 over 1995 and 1995 over 1994 was the result of terminating certain unprofitable accounts and reducing the commissions paid on accounts with unsatisfactory margins which negatively impacted operations in 1994. Additionally, the Company is administering the run-off of the credit life and health insurance business for another insurance company, effective June 1996, which will increase fee income over a four-year period. The Company is only responsible for administration of the run-off and has no insurance risk.

OTHER ITEMS

     Management is not aware of any pending regulation from the various state insurance departments that would have a significant impact on the Company's operations.

     The Company's legal department includes a compliance area headed by an officer who is a lawyer with regulatory experience. The compliance area reviews and approves marketing material, policy filings and other areas which are the subject of market conduct compliance requirements of the various state insurance departments.

REALIZED INVESTMENT GAINS

     Realized investment gains, net were $419,511 for the year ended December 31, 1996 compared to $6.0 million for the year ended December 31, 1995 and $2.0 million for the year ended December 31, 1994. The realized investment gains for the respective periods were primarily the result of adjustments made in the investment portfolio to increase the yield on invested assets less recognizing any decline in value other than temporary in the value of certain investments. The 1995 realized investment gains also included realized gains on real estate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is engaged primarily in the life and health insurance business. The Company's insurance subsidiaries generate major sources of cash flow from premiums collected for traditional insurance products, deposits and policy charges for interest-sensitive products, and investment income attributable to its life insurance operations and associated investment portfolio. This results in a significant portion of the Company's assets being liquid.

     As insurers, the Company's subsidiaries are required to maintain substantial liabilities for future policy benefits and policyholders' account balances. Since premiums and deposits received in anticipation of such benefits are investable funds, it is expected that the Company's insurance subsidiaries will continue to increase their investment portfolios using cash flow from operations.

OPERATING ACTIVITIES

     The net cash provided by operating activities for the years ended December 31, 1996, 1995 and 1994 aggregated $66.5 million, $75.8 million and $48.5 million, respectively. The decrease in 1996 from 1995 was due primarily to (i) the funding of surrenders and maturities of certain ordinary life policies in 1996 and (ii) an increase in reinsurance receivables primarily from the increased sales from credit reinsured accounts. The increase in 1995 from 1994 was due primarily to (i) the funding in 1994 of the termination of certain premium deposit accounts amounting to $16.4 million with no comparable reductions in 1995 and (ii) an increase in accrued investment income and a related decrease in unearned investment income due to changing policy loan interest on certain plans from in advance to in arrears during 1994 discussed in the following paragraph.

     The Company's policy loans are a higher percentage of invested and total assets than industry norm as a result of a significant block of Management Security Plan ("MSP") business. The MSP product is an interest-sensitive, deferred compensation/executive benefit-type product with the policy loan feature being an integral part of the product. A market rate of interest is charged on the policy loans and a predetermined built-in spread is achieved between the interest rate charged on the policy loans and the interest rate credited on the loaned funds. Accordingly, all MSP policy loans are completely collateralized by the underlying policyholders' account balances. All policy loans are funded out of cash provided by operating activities and do not represent a significant restriction on the Company's liquidity. During 1994, the Company changed the payment method of interest on these loans from in advance to in arrears, which decreased unearned investment income and increased accrued investment income.

INVESTMENTS

     The Company's balance sheet contains a high ratio of liquid assets. Such assets are made up of cash, short-term investments and readily marketable securities.

     At December 31, 1996, U. S. Treasury obligations and GNMA's at market value aggregated $156.6 million, or 32.2% of the total bond portfolio of $486.9 million.

     The amortized cost of high yield bonds at December 31, 1996 aggregated $14.8 million with a market value of $15.0 million. At December 31, 1996 these investments represented only 1.1% of total assets or 1.5% of invested assets.

     Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities classified as available-for-sale be reported at fair value and the related unrealized gain or loss net of deferred income taxes be reported as a separate component of stockholders' equity. Additionally, pursuant to GAAP, deferred acquisition costs for interest-sensitive products, decreased $3.4 million at December 31, 1996 and decreased $7.3 million at December 31, 1995 for the effect that would have been recognized had the unrealized gain/loss at December 31, 1996 and 1995 on debt securities actually been realized.

     During 1996 and 1995, consistent with the Company's investment strategy, certain changes were made in the investment portfolio to improve the overall investment results. Changes to the investment portfolio in 1996 included sales of GNMA's and purchases of corporate bonds and mortgage loans. During 1995, the Company sold certain parcels of real estate, reduced common stock and GNMA holdings, and increased investments in bonds and mortgage loans. The current investment strategy includes increasing investments in corporate bonds and mortgage loans while decreasing investments in GNMA's as they pay down.

     The mortgage loan portfolio at December 31, 1996, which aggregated $53.7 million, consisted of residential mortgages of $1.2 million and commercial mortgages of $52.5 million (with no concentration in any particular industry), all of which were first mortgages on properties. There were no non-performing mortgage loans in the portfolio at December 31, 1996.

     Policy loans totaled $399.6 million at December 31, 1996, or 39.5% of total invested assets. The significant amount of policy loans was attributable to the policy loans associated with the MSP executive deferred compensation plan offered by the Company which aggregated $370.7 million at December 31, 1996. As discussed earlier, the policy loan feature is an integral part of the product. MSP policy loans increased by approximately $22.1 million in 1996 over 1995.

     The Company's investment strategy is to earn a favorable return on its investments in excess of rates for which the Company is contractually obligated to its policyholders. To achieve this policy, the Company maintains an asset/liability matching program, monitoring the investment spread achieved on each product. Targeted investment spreads have been maintained for all products despite fluctuations in interest rates and an overall compression of market rates.

NOTES PAYABLE TO BANKS

     Notes payable to banks at December 31, 1996 were $85.5 million compared to a balance of $95.0 million at December 31, 1995. The decrease in bank debt at December 31, 1996 compared to the amount at December 31, 1995 reflected the 1996 payoff of a $20.0 million loan related to investment purchases. Partially offsetting this reduction was an increase in bank debt for cash needs of the Company including stockholder dividends, interest expense on outstanding debt and federal income taxes during 1996.

     Notes payable to banks at December 31, 1996 included $20.0 million related to a $20.0 million investment purchase where the Company is earning a positive spread on the invested assets acquired less the interest paid on the bank debt. This loan matures in June, 1997. The Company may choose to pay off or renew the debt obligation at the Company's option, depending upon economic conditions at the maturity date. The weighted average interest rate on the remaining $65.5 million of bank debt at December 31, 1996 was 6.12%. Also, the Company has a bank commitment for an acquisition line of credit of up to $100 million to be used to fund acquisitions of blocks of business or other life and health insurance companies. The Company will borrow on this acquisition line to fund the acquisition of Columbia Universal Life Insurance Company.

ACQUISITIONS

     On December 10, 1996, the Company announced it had entered into an agreement in principle to acquire Columbia Universal Life Insurance Company for $44 million in cash. This acquisition closed on March 3, 1997. Columbia Universal Life Insurance Company had premiums and premium equivalents of $36.4 million for the year ended December 31, 1996 and assets of $368.5 million at December 31, 1996. This acquisition will be reflected in the Company's financial statements in 1997. Also effective December 31, 1996, the Company acquired a block of business from Kentucky Home Mutual Life Insurance Company with approximately $1.8 million of premiums and premium equivalents and $3.3 million of assets.

OTHER

     The Company is a holding company and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financing. In addition, the Company charges its subsidiaries a management fee to cover its basic operating expenses.

     The amount of dividends that AHL can pay to the Company is limited by regulatory restriction to an annual amount equal to the greater of 10% of AHL's statutory surplus, or its prior year's statutory gain from operations plus net realized capital gains on a noncumulative basis if AHL will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. AHL chose not to pay any dividends to the Company during 1996 and 1994. A dividend of approximately $13.2 million, related to AHL's earnings in 1994, was paid to the Company in 1995. Approximately $20.8 million, related to 1996 earnings, is available to dividend to the Company during 1997 without regulatory approval. The outstanding bank debt of the Company is serviced through either dividends from AHL in excess of the amount used to pay stockholder dividends or by replacement borrowing.

     In the fourth quarter of 1995, the Company's Board of Directors authorized management to repurchase from time to time up to 300,000 shares of the Company's common stock. At December 31, 1996, 101,700 shares had been acquired and funded by borrowings of $2.2 million.

     The Risk-Based Capital for Life and/or Health Insurers Model Act was adopted by the National Association of Insurance Commissioners (NAIC) in 1992. A similar act was adopted for property and casualty insurance companies in 1994. The main purpose of these model acts was to provide a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, AHL and FCIC exceeded the Risk-Based Capital requirements at December 31, 1996 and 1995.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the "safe harbor" provisions of the Act.

     This Annual Report on Form 10-K contains forward-looking statements, together with related data and projections, about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then-current expectations. The business in which the Company is engaged involves changing and competitive markets, which may involve a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate.

     Factors that may cause the Company's actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities:
(i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance products;
(iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives; (vii) increases in medical costs, including increases in utilization and costs of medical services; (viii) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (ix) changes in the Company's liquidity due to changes in asset and liability matching; (x) restrictions on insurance underwriting based on genetic testing and other criteria; (xi) adverse changes in the ratings obtained by independent rating agencies; (xii) failure to maintain adequate reinsurance; (xiii) possible claims relating to sales practices for insurance products and claim denials and (xiv) adverse trends in mortality and morbidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------
(1) FINANCIAL STATEMENTS
Independent Accountants' Report, Years ended December 31,
  1996, 1995 and 1994.......................................    25
Consolidated Statements of Earnings, Years ended December
  31, 1996, 1995 and 1994...................................    26
Consolidated Balance Sheets, December 31, 1996 and 1995.....    27
Consolidated Statements of Stockholders' Equity, Years ended
  December 31, 1996, 1995 and 1994..........................    28
Consolidated Statements of Cash Flows, Years ended December
  31, 1996, 1995 and 1994...................................    29
Notes to Consolidated Financial Statements, Years ended
  December 31, 1996, 1995 and 1994..........................    30
Quarterly Financial Data....................................    44
(2) FINANCIAL STATEMENT SCHEDULES:
I.   -- Summary of Investments -- Other than Investments in
        Related Parties, December 31, 1996..................    45
III. -- Condensed Financial Information of Registrant.......    46
IV.  -- Reinsurance, Years ended December 31, 1996, 1995 and
        1994................................................    50
V.   -- Supplementary Insurance Information, Years ended
        December 31, 1996, 1995 and 1994....................    51

     All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                        INDEPENDENT ACCOUNTANTS' REPORT

The Stockholders and Board of Directors
American Heritage Life Investment Corporation

     We have audited the consolidated financial statements of American Heritage Life Investment Corporation and subsidiaries as listed in the accompanying index under Item 8. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Heritage Life Investment Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        KPMG Peat Marwick LLP

January 29, 1997

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
Income:
  Insurance revenues........................................  $258,519   $247,251   $230,589
  Net investment income.....................................    77,035     70,601     66,706
  Realized investment gains, net............................       420      6,003      2,011
                                                              --------   --------   --------
          Total income......................................   335,974    323,855    299,306
                                                              --------   --------   --------
Benefits, claims and expenses:
  Benefits and claims.......................................   148,887    148,581    146,146
  Underwriting, acquisition and insurance expenses:
     Taxes, commissions and general expenses................   117,414    106,399     95,326
     Amortization of deferred acquisition costs.............    25,628     23,744     20,758
  Other operating expenses..................................     4,186      3,694      2,413
                                                              --------   --------   --------
          Total benefits, claims and expenses...............   296,115    282,418    264,643
                                                              --------   --------   --------
          Earnings before income taxes......................    39,859     41,437     34,663
Income taxes................................................    12,827     13,362     11,022
                                                              --------   --------   --------
          Net earnings......................................  $ 27,032   $ 28,075   $ 23,641
                                                              --------   --------   --------
Net earnings per share of common stock......................  $   1.96   $   2.02   $   1.71
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                                                (IN THOUSANDS EXCEPT
                                                                SHARE AND PER SHARE
                                                                      AMOUNTS)
                                        ASSETS
Investments:
  Debt securities, available-for-sale, at fair value
     (amortized cost of $512,900 in 1996 and $493,814 in
     1995)..................................................  $  521,916    $  515,429
  Equity securities, available-for-sale, at fair value (cost
     of $21,465 in 1996 and $21,465 in 1995)................      34,520        34,735
  Mortgage loans on real estate.............................      53,736        29,506
  Investment real estate, at cost...........................         453           375
  Policy loans..............................................     399,608       376,672
  Short-term investments....................................       1,216        22,886
                                                              ----------    ----------
          Total investments.................................   1,011,449       979,603
                                                              ----------    ----------
Cash........................................................      21,672        20,682
Agents' balances and prepaid commissions....................      35,730        39,077
Premiums receivable.........................................      40,989        41,816
Accrued investment income...................................      24,958        24,274
Deferred acquisition costs..................................     173,699       158,250
Property and equipment, at cost, less accumulated
  depreciation of $11,825 in 1996 and $10,337 in 1995.......      28,926        27,830
Reinsurance receivables.....................................      13,423         9,231
Other assets................................................      19,271        17,133
                                                              ----------    ----------
          Total assets......................................  $1,370,117    $1,317,896
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits....................................  $  203,396    $  205,088
  Policyholders' account balances...........................     681,098       635,670
  Unearned premiums.........................................      52,279        53,317
  Policy and contract claims................................      51,261        50,375
                                                              ----------    ----------
          Total policy liabilities..........................     988,034       944,450
                                                              ----------    ----------
Notes payable to banks......................................      85,459        94,994
Deferred income taxes.......................................      32,344        28,882
Other liabilities...........................................      35,337        30,241
                                                              ----------    ----------
          Total liabilities.................................   1,141,174     1,098,567
                                                              ----------    ----------
Stockholders' equity:
  Common stock of $1.00 par value:
     Authorized 35,000,000 shares in 1996 and 20,000,000
      shares in 1995; issued 13,967,253 in 1996 and
      13,933,206 in 1995....................................      13,967        13,933
  Preferred stock:
     Convertible of $10.00 par value: Authorized 500,000
      shares; none issued...................................          --            --
     Non-convertible of $10.00 par value: Authorized 500,000
      shares; none issued...................................          --            --
  Additional paid-in capital................................      42,644        42,215
  Retained earnings.........................................     163,460       148,454
  Net unrealized investment gains (losses)..................      12,158        16,772
                                                              ----------    ----------
                                                                 232,229       221,374
Less cost of 153,728 in 1996 and 97,277 in 1995 common
  shares in treasury........................................       3,286         2,045
                                                              ----------    ----------
          Total stockholders' equity........................     228,943       219,329
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,370,117    $1,317,896
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1996          1995          1994
                                                         --------      --------      --------
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
Common stock:
  Balance at beginning of year.........................  $ 13,933      $ 13,906      $ 13,880
  Add shares issued on exercise of stock options.......        20             5             2
  Other shares issued (surrendered), net...............        14            22            24
                                                         --------      --------      --------
  Balance at end of year...............................    13,967        13,933        13,906
                                                         --------      --------      --------
Additional paid-in capital:
  Balance at beginning of year.........................    42,215        41,866        41,483
  Addition (deduction) related to exercise of stock
     options...........................................       112           (54)          (22)
  Excess over par value on other shares issued.........       317           403           405
                                                         --------      --------      --------
  Balance at end of year...............................    42,644        42,215        41,866
                                                         --------      --------      --------
Retained earnings:
  Balance at beginning of year.........................   148,454       129,406       115,465
  Add net earnings.....................................    27,032        28,075        23,641
  Deduct cash dividends declared on common stock ($.87
     per share in 1996, $.65 per share in 1995 and $.70
     per share in 1994)................................   (12,026)       (9,027)       (9,700)
                                                         --------      --------      --------
  Balance at end of year...............................   163,460       148,454       129,406
                                                         --------      --------      --------
Net unrealized investment gains (losses):
  Balance at beginning of year.........................    16,772       (10,892)       14,027
  Unrealized gain upon adoption of FAS 115 at beginning
     of year...........................................        --            --         3,855
  Change during the year...............................    (4,614)       27,664       (28,774)
                                                         --------      --------      --------
  Balance at end of year...............................    12,158        16,772       (10,892)
                                                         --------      --------      --------
Treasury stock:
  Balance at beginning of year.........................     2,045           926           925
  Add treasury shares purchased (56,451 shares in 1996,
     51,323 shares in 1995 and 127 shares in 1994).....     1,241         1,119             1
                                                         --------      --------      --------
  Balance at end of year...............................     3,286         2,045           926
                                                         --------      --------      --------
          Total stockholders' equity...................  $228,943      $219,329      $173,360
                                                         ========      ========      ========

          See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996       1995        1994
                                                             --------   ---------   ---------
                                                                      (IN THOUSANDS)
Operating activities:
  Net earnings.............................................  $ 27,032   $  28,075   $  23,641
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Provision for depreciation and amortization...........     2,613       1,706       1,908
     Amortization of deferred acquisition costs............    25,628      23,744      20,758
     Acquisition costs deferred............................   (36,018)    (33,067)    (27,154)
     Change in agents' balances and prepaid commissions....     3,346          70      (1,685)
     Change in premiums receivable.........................       878       1,618      (1,119)
     Change in accrued investment income...................      (683)     (8,072)    (10,106)
     Change in reinsurance receivables.....................    (4,192)      2,500      (4,373)
     Change in future policy benefits......................    (4,833)     12,576       8,168
     Change in policyholders' account balances.............    45,410      49,147      45,244
     Change in unearned premiums...........................    (1,039)      1,713       4,726
     Change in policy and contract claims liability........       885      (3,433)     (3,106)
     Change in income taxes................................     5,846       3,171       5,764
     Change in unearned investment income..................      (301)       (804)    (16,237)
     Other, net............................................     1,974      (3,110)      2,080
                                                             --------   ---------   ---------
          Net cash provided by operating activities........    66,546      75,834      48,509
                                                             --------   ---------   ---------
Investing activities:
  Sales of debt securities.................................    14,718      46,210      32,103
  Maturities of debt securities............................    46,109      32,026      65,019
  Sales of equity securities...............................     5,968      13,951       2,577
  Maturities of mortgage loans on real estate..............     3,479       2,033       2,019
  Policy loans paid........................................    25,372      18,124      18,565
  Sales of property and equipment and investment real
     estate................................................        17       1,296          13
  Acquisition of block of business.........................     1,561       6,047          --
  Purchases of debt securities.............................   (80,010)   (121,355)   (104,742)
  Purchases of equity securities...........................    (5,239)     (2,437)     (5,818)
  Origination of mortgage loans on real estate.............   (27,709)    (10,913)     (4,727)
  Sales (purchases) of short-term investments, net.........    21,669     (15,188)     (5,039)
  Policy loans made........................................   (48,129)    (42,737)    (35,055)
  Purchases of property and equipment and investment real
     estate................................................    (2,789)     (2,030)    (13,063)
  Other, net...............................................       (26)         --      (3,116)
                                                             --------   ---------   ---------
          Net cash used by investing activities............   (45,009)    (74,973)    (51,264)
                                                             --------   ---------   ---------
Financing activities:
  Net proceeds (paydowns) on borrowings....................    (9,535)     10,793      11,720
  Dividends to stockholders................................   (12,026)     (9,027)     (9,700)
  Purchase of treasury stock...............................    (1,241)     (1,119)         (1)
  Other, net...............................................     2,255        (316)      1,241
                                                             --------   ---------   ---------
          Net cash provided (used) by financing
            activities.....................................   (20,547)        331       3,260
                                                             --------   ---------   ---------
          Increase in cash.................................       990       1,192         505
Cash at beginning of year..................................    20,682      19,490      18,985
                                                             --------   ---------   ---------
Cash at end of year........................................  $ 21,672   $  20,682   $  19,490
                                                             ========   =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest.................................................  $  6,325   $   5,721   $   4,040
  Federal income taxes.....................................     6,550       9,650       4,800

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Consolidation Policy

     The accompanying consolidated financial statements include the accounts of American Heritage Life Investment Corporation (AHLIC) and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation. The term "Company" as used herein includes AHLIC and its subsidiaries.

     AHLIC is a holding company whose principal subsidiary is American Heritage Life Insurance Company (AHL). AHL is licensed to do business as a life insurance company in 49 states, Puerto Rico, the District of Columbia and the U.S. Virgin Islands. It markets life and accident and health insurance on an individual, group and credit basis through licensed agents and brokers. First Colonial Insurance Company, a subsidiary of AHL, markets credit property insurance and is currently licensed in twelve states.

  (b) Basis of Presentation

     The accompanying consolidated financial statements are presented on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Such principles differ in some respects from those followed in preparing statutory reports filed with various insurance departments. Under GAAP:

          (1) Insurance Revenue and Expense Recognition: For traditional insurance products, premiums, benefits and expenses are reported in a manner which results in the recognition of profits over the life of the policies. For interest-sensitive products, premiums received are recognized as deposits; revenues consist of surrender, mortality and expense charges; and profits are recognized as earned.

          (2) Investments: Bonds and redeemable preferred stocks, which are classified as debt securities available-for-sale, are stated at fair value.

          (3) Deferred Acquisition Costs: The costs (principally commissions) of acquiring traditional life, interest-sensitive products and accident and health contracts, certain expenses of the policy issue and underwriting department, and certain agency expenses, all of which vary with and are primarily related to the production of new business, have been deferred. Deferred acquisition costs of traditional life and accident and health contracts are being amortized over the premium payment period of the related policies using the same assumptions as were used for computing liabilities for future policy benefits, together with appropriate expense assumptions. For interest-sensitive life products, deferred acquisition costs are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. Assumptions used for estimating the related gross profits are evaluated regularly (at least annually) and amortization is appropriately modified.

          (4) Insurance Liabilities: The liabilities for future policy benefits (which represent the excess of the present value of future benefits to be paid on behalf of or to policyholders over the present value of future net premiums, except for interest-sensitive products) are computed by a net level premium method using estimated future investment yields from 3.75% to 8.00%; withdrawals based on Company experience; mortality, and morbidity from recognized morbidity and mortality tables modified for anticipated company experience, with reasonable provisions for possible future adverse experience deviations. Policyholders' account balances represent premiums received plus interest credited during the contract accumulation period, less contract charges for mortality and expenses. For the years ended December 31, 1996 and 1995, the weighted average interest rates credited to the policyholders' account balances were 5.37% and 6.28%, respectively; and the related interest credited to the policyholders' account balances was $36.9 million and $35.2 million. The surrender charge provisions for interest-sensitive policies vary depending upon the type of policy. For universal life-type policies, the surrender charges generally range over a period of 10-20 years at varying rates depending upon the plan of insurance. For annuities, the surrender charges generally range over a period of 7-10 years with charges varying from 1% to 10% of the accumulated fund value over the surrender charge period.

  (c) Valuation of Certain Investments

     Debt securities are investments which mature at a specified future date more than one year after they were issued. Equity securities include common stocks. During the year ended December 31, 1994, the Company adopted the provisions of Financial Accounting Standard Board's Statement of the Financial Accounting Standard No. 115, "Accounting for Investments in Certain Debt and Equity Securities." Under these provisions, investments are required to be categorized as (1) held to maturity, (2) available-for-sale, or (3) trading. All debt and equity securities have been classified by the Company as available-for-sale and are stated at fair value. Unrealized gains or losses on debt and equity securities available-for-sale resulting from fluctuations in fair values were recorded, net of deferred income taxes and adjustments to the deferred acquisition costs for interest-sensitive insurance products, directly to a separate component of stockholders' equity. Realized investment gains or losses are calculated on the basis of specific identification and include writedowns on those investments where the decline in value below its cost or amortized cost is considered to be other than temporary.

     Policy loans are carried at the actual amount loaned to the policyholder. No policy loans are made for amounts in excess of the cash surrender value of the related policy. Accordingly, in all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies and by the policyholders' account balance for interest-sensitive policies.

     Mortgage loans are reported at amortized cost, less an allowance for possible losses.

  (d) Property and Equipment

     Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the respective assets.

  (e) Policy and Contract Claims

     Accruals are provided to cover the cost of reported claims not paid and for claims incurred but not reported to the Company. The accruals are computed based on historical claims experience modified for variations in expected future benefits.

  (f) Other Operating Expenses

     Other operating expenses include primarily interest expense related to bank borrowings and other general corporate expenses of AHLIC.

  (g) Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

  (h) Earnings Per Share

     Earnings per share of common stock are based on the weighted average number of shares outstanding during each year, excluding treasury shares. Options outstanding to purchase common stock had no significant dilutive effect on earnings per share.

  (i) Reclassifications

     Certain amounts for 1995 and 1994 have been reclassified to conform with the presentation adopted in 1996.

(2) INCOME TAXES

     The effective federal income tax rates on earnings before income taxes were lower than the maximum statutory rates as follows:

                                           1996              1995              1994
                                      --------------    --------------    --------------
                                      AMT.(*)     %     AMT.(*)     %     AMT.(*)     %
                                      -------    ---    -------    ---    -------    ---
Computed "expected" tax expense.....  $13,951    35     $14,503    35     $12,132    35
Dividends received deduction........     (324)   (1)       (448)   (1)       (570)   (2)
Tax exempt interest.................       (5)   --          (8)   --         (13)   --
Credits from oil and gas
  investments.......................     (788)   (2)       (677)   (2)       (523)   (1)
Other, net..........................       (7)   --          (8)   --          (4)   --
                                      -------    --     -------    --     -------    --
Effective income tax expense........  $12,827    32     $13,362    32     $11,022    32
                                      =======    ==     =======    ==     =======    ==

---------------

* Presented in thousands.

     Deferred income taxes reflect the impact of temporary differences between the financial statement and tax basis carrying values of assets and liabilities. The temporary differences that gave rise to significant portions of the deferred tax liability and the effect on deferred income tax expense of changes in those temporary differences (in thousands) for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                         1996       1995       1994
                                                        -------    -------    -------
Excess of GAAP earnings over statutory earnings of
  life insurance operations...........................  $ 4,726    $ 3,571    $ 6,248
Difference in tax and statutory policy liabilities....     (986)      (450)    (1,494)
Unearned investment income............................        2        149      4,683
Deferred acquisition costs tax........................   (2,533)    (2,573)    (2,157)
Deferred gain on real estate..........................       --      2,286         --
Miscellaneous items, net..............................    1,795        252       (338)
                                                        -------    -------    -------
Deferred income tax expense...........................  $ 3,004    $ 3,235    $ 6,942
                                                        =======    =======    =======

     The components of income tax expense (in thousands) for each of the three years ended December 31 were as follows:

                                                         1996       1995       1994
                                                        -------    -------    -------
Current...............................................  $ 9,823    $10,127    $ 4,080
Deferred..............................................    3,004      3,235      6,942
                                                        -------    -------    -------
          Total.......................................  $12,827    $13,362    $11,022
                                                        =======    =======    =======

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 1996 and December 31, 1995 (in thousands) were as follows:

                                                               1996      1995
                                                              -------   -------
Deferred tax assets:
  Insurance reserves........................................  $21,320   $23,081
  Unearned investment income................................      299       400
  Other.....................................................       --       304
                                                              -------   -------
          Total deferred tax assets.........................   21,619    23,785
                                                              -------   -------
Deferred tax liabilities:
  Deferred acquisition costs................................   44,412    41,350
  Unrealized investment gains on securities
     available-for-sale.....................................    6,546     9,031
  Deferred gain on real estate..............................    1,738     2,286
  Other.....................................................    1,267        --
                                                              -------   -------
          Total deferred tax liabilities....................   53,963    52,667
                                                              -------   -------
  Net deferred tax liability................................   32,344    28,882
  Current tax liability.....................................      100       100
                                                              -------   -------
          Accrued and deferred income taxes.................  $32,444   $28,982
                                                              =======   =======

     No valuation allowance was recorded at December 31, 1996 or 1995.

     Prior to 1985, certain life insurance company income was not subject to federal income tax until distributed. For tax purposes such income was accumulated in a memorandum "policyholders' surplus account" and taxed upon distribution. At December 31, 1996, the policyholders' surplus account was $8.8 million.

(3) INVESTMENTS

     For the years ended December 31, 1996, 1995 and 1994, net investment income (in thousands) was as follows:

                                                           1996      1995      1994
                                                          -------   -------   -------
Investment income:
  Debt securities.......................................  $41,573   $38,676   $37,387
  Equity securities.....................................      809     1,679     1,746
  Mortgage loans on real estate.........................    3,657     2,290     1,921
  Investment real estate................................       54        43        52
  Policy loans..........................................   33,496    30,231    27,554
  Short-term investments................................    2,928     2,776     2,855
  Other.................................................        4         4         8
                                                          -------   -------   -------
          Gross investment income.......................   82,521    75,699    71,523
Investment expenses.....................................    5,486     5,098     4,817
                                                          -------   -------   -------
          Net investment income.........................  $77,035   $70,601   $66,706
                                                          =======   =======   =======

     Proceeds from sales and maturities of investments in debt securities during 1996, 1995 and 1994 were $59.1 million, $69.3 million and $97.2 million, respectively. Gross gains and losses on those sales, and net gains and losses on sales of other investments (in thousands), were as follows:

                                                          1996       1995      1994
                                                         -------   --------   -------
Debt securities -- gains...............................  $   794   $    898   $ 2,578
Debt securities -- losses..............................   (2,683)   (14,709)   (2,305)
                                                         -------   --------   -------
Debt securities, net...................................   (1,889)   (13,811)      273
Equity securities, net.................................    2,309     13,187     1,750
Real estate............................................       --      7,127       (12)
Other, net.............................................       --       (500)       --
                                                         -------   --------   -------
          Realized investment gains, net...............  $   420   $  6,003   $ 2,011
                                                         =======   ========   =======

     Stockholders' equity included the following unrealized investment gains (losses) (in thousands) at December 31:

                                                          1996      1995       1994
                                                         -------   -------   --------
Equity securities available-for-sale:
  Gross unrealized investment gains....................  $13,434   $12,068   $ 18,717
  Gross unrealized investment losses...................     (379)     (542)    (1,825)
                                                         -------   -------   --------
                                                          13,055    11,526     16,892
                                                         -------   -------   --------
Debt securities available-for-sale:
  Gross unrealized investment gains....................   12,583    23,966      2,034
  Gross unrealized investment losses...................   (3,567)   (2,351)   (39,957)
                                                         -------   -------   --------
                                                           9,016    21,615    (37,923)
                                                         -------   -------   --------
          Gross unrealized investment gains (losses)...   22,071    33,141    (21,031)
Increase (decrease)in deferred acquisition costs for
  interest-sensitive insurance products................   (3,367)   (7,338)    10,139
Deferred federal income tax (benefit)..................   (6,546)   (9,031)        --
                                                         -------   -------   --------
          Net unrealized investment gains (losses).....  $12,158   $16,772   $(10,892)
                                                         =======   =======   ========

     The amortized cost and fair values of debt securities available-for-sale by category of securities (in thousands) were as follows:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST         GAIN         LOSS       VALUE
                                             ---------   ----------   ----------   --------
December 31, 1996:
  Obligations of U.S. government
     corporations and agencies.............  $ 17,339     $   759       $   80     $ 18,018
  Obligations of state and local
     governments...........................       345          20           --          365
  Public utilities.........................    53,344         392          285       53,451
  Corporate securities.....................   289,076      10,944          155      299,865
  Mortgage backed securities...............   152,796         468        3,047      150,217
                                             --------     -------       ------     --------
          Total............................  $512,900     $12,583       $3,567     $521,916
                                             ========     =======       ======     ========
December 31, 1995:
  Obligations of U.S. government
     corporations and agencies.............  $ 13,932     $ 1,330       $   --     $ 15,262
  Obligations of state and local
     governments...........................       345          28           --          373
  Public utilities.........................    35,189         963           75       36,077
  Corporate securities.....................   247,857      20,142          638      267,361
  Mortgage backed securities...............   196,491       1,503        1,638      196,356
                                             --------     -------       ------     --------
          Total............................  $493,814     $23,966       $2,351     $515,429
                                             ========     =======       ======     ========

     The amortized cost and fair value of debt securities available-for-sale (in thousands) at December 31, 1996, by contractual maturity, were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalties.

                                                                DECEMBER 31, 1996
                                                              ---------------------
                                                              AMORTIZED      FAIR
                                                                COST        VALUE
                                                              ---------    --------
Due in one year or less.....................................  $  1,092     $  1,104
Due after one year through five years.......................    23,497       25,071
Due after five years through ten years......................   127,467      133,828
Due after ten years.........................................   172,526      176,671
Mortgage backed securities..................................   152,796      150,217
Redeemable preferred stocks.................................    35,522       35,025
                                                              --------     --------
          Total.............................................  $512,900     $521,916
                                                              ========     ========

     The amortized cost of high yield bonds included in debt securities available-for-sale was $14.8 million with a market value of $15.0 million, which represented 1.5% of invested assets.

     There were no individual investments at December 31, 1996, other than U.S. government securities, which exceeded 10% of the Company's stockholders' equity.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values (in thousands) of the Company's financial instruments are summarized as follows:

                                                                AT DECEMBER 31, 1996
                                                              ------------------------
                                                               CARRYING     ESTIMATED
                                                                AMOUNT      FAIR VALUE
                                                              ----------    ----------
Debt securities.............................................  $  521,916    $  521,916
Equity securities...........................................      34,520        34,520
Mortgage loans on real estate...............................      53,736        58,786
Investment real estate......................................         453         2,400
Policy loans................................................     399,608       399,608
Cash and short-term investments.............................      22,888        22,888
                                                              ----------    ----------
          Total cash and investments........................  $1,033,121    $1,040,118
                                                              ----------    ----------
Notes payable to banks......................................  $   85,459    $   85,459
                                                              ==========    ==========

                                                                AT DECEMBER 31, 1995
                                                              ------------------------
                                                               CARRYING     ESTIMATED
                                                                AMOUNT      FAIR VALUE
                                                              ----------    ----------
Debt securities.............................................  $  515,429    $  515,429
Equity securities...........................................      34,735        34,735
Mortgage loans on real estate...............................      29,506        35,570
Investment real estate......................................         375         2,400
Policy loans................................................     376,672       376,672
Cash and short-term investments.............................      43,568        43,567
                                                              ----------    ----------
          Total cash and investments........................  $1,000,285    $1,008,373
                                                              ----------    ----------
Notes payable to banks......................................  $   94,994    $   94,994
                                                              ==========    ==========

     These fair values were determined as follows:

  Debt securities

     The fair value and carrying value of debt securities were estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

  Equity securities

     The fair value and carrying value of equity securities, other than private placements, were based on bid prices published in financial newspapers. For private placements, cost has been determined to approximate fair value.

  Mortgage loans on real estate

     For residential mortgage loans, fair value was estimated using quoted market prices for securities backed by similar loans. The fair value of commercial loans was estimated by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Investment in real estate

     The fair value of real estate was calculated using estimated market values.

  Policy loans

     The fair value of policy loans approximates the book value, as interest rates charged for a majority of the policy loans are updated to current market rates on an annual basis.

  Cash and short-term investments

     The carrying amount approximates fair value because of the short maturity of these instruments.

  Notes payable to banks

     The carrying amount estimates fair value because the interest rates charged approximate current market rates.

(5) NOTES PAYABLE TO BANKS

     At December 31, 1996, all of the notes payable to banks were short-term, unsecured and related to advances under $120.0 million lines of credit ($54.5 million available to be drawn at December 31, 1996) bearing interest at rates ranging from 6.09% to 7.75%. The arrangements under the terms of the lines of credit are reviewed annually for renewal. Debt of $20.0 million matures in 1997 and relates to the acquisition of $20.0 million of GNMA's, which were financed at an interest rate of 6.10% and which provides a positive interest spread between the rate earned on the GNMA's and the respective borrowing rate.

     Interest expense for the years ended December 31, 1996, 1995 and 1994 totaled $6.1 million, $5.6 million and $4.0 million, respectively, of which $3.7 million, $3.3 million and $2.0 million, respectively, were included in other operating expenses and $2.4 million, $2.2 million and $2.0 million, respectively, related to the purchase of the GNMA's discussed above which reduced net investment income.

(6) REINSURANCE

     In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding insurance to other insurance companies or reinsurers under excess coverage and co-insurance contracts. The maximum risk generally retained on AHL's ordinary life insurance on any one insured is $100,000 for policies issued prior to July 1, 1994 and $200,000 on policies issued subsequent to July 1, 1994. The amount retained on group and credit life insurance is generally $50,000. Generally, income from reinsurance arrangements is recognized in a manner similar to the income recognition on the underlying policy contracts.

     A contingent liability exists for that portion of the policies reinsured in the event that the reinsuring companies are unable to pay their share of any resulting claims as reinsurance contracts do not relieve the Company from its obligations to its policyholders. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

     The amount of insurance premiums assumed and ceded under reinsurance agreements for the year ended December 31, 1996 was $5.8 million and $111.7 million, respectively. For the year ended December 31, 1995 the amount assumed and ceded was $12.6 million and $97.8 million, respectively. The amounts of recoveries for benefits paid under reinsurance agreements for the years ended December 31, 1996 and 1995 were $104.0 million and $96.7 million, respectively.

(7) STOCK COMPENSATION PLANS

     At December 31, 1996, the Company had six stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to

Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans. The compensation that has been charged against income for the long-term incentive plan stock, employee stock purchase and agents stock purchase plans (in thousands) was as follows:

                                                              1996   1995   1994
                                                              ----   ----   ----
Long-term incentive plan stock..............................  $487   $379   $308
Employee stock purchase plan................................    70     66     64
Agents stock investment plan................................    13      9     10

     Compensation cost determined pursuant to Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" would not have had a material effect on the Company's net earnings and earnings per share for 1996 and 1995.

(A) FIXED STOCK OPTION PLANS

     The Company has three fixed stock option plans primarily for its employees. Under the 1980 Stock Option Plan, the Company may grant options to its employees for up to 300,000 shares of common stock. Under the 1988 Stock Option Plan, the Company may grant options to its employees for up to 266,666 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant options to its employees for up to 350,000 shares of common stock. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. The Company had a 1982 Stock Option Plan which expired in 1992 but options which were granted under that plan prior to its expiration continue in effect. Under the 1980 and 1996 Plans, the option's maximum term is ten years. Under the 1988 Plan, the option's maximum term is six years. Under the 1980 Plan, options are granted in the first part of the year and vest in increments of 33% per year beginning one year from date of grant and continuing for two more years. Under the 1988 Plan, options are granted during the year and vest in increments of 20% per year over a five year period beginning no less than six months after the grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.1% and 3.6%; expected volatility of 20% for both years for the 1980 Plan options. No options were granted under the 1982 or 1988 plans during the period.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                           1996                 1995
                                                    ------------------   ------------------
                                                              WEIGHTED             WEIGHTED
                                                              AVERAGE              AVERAGE
                                                              EXERCISE             EXERCISE
FIXED STOCK OPTION PLANS                            SHARES     PRICE     SHARES     PRICE
------------------------                            -------   --------   -------   --------
1980 PLAN:
  Outstanding at beginning of year................   77,111    $19.21     44,391    $19.98
  Granted.........................................   23,300     22.63     41,984     18.50
  Exercised.......................................       --        --         --        --
  Forfeited.......................................       --        --     (9,264)    19.66
                                                    -------    ------    -------    ------
  Outstanding at end of year......................  100,411     20.00     77,111     19.21
                                                    -------    ------    -------    ------
  Options exercisable at year-end ................   43,639     19.71     17,944     20.43
                                                    -------    ------    -------    ------
  Weighted-average fair value of options granted
     during the year..............................  $  6.51        --    $  4.79        --
                                                    -------    ------    -------    ------
1988 PLAN:
  Outstanding at beginning of year................  167,500     18.71    202,500     18.72
  Granted.........................................       --        --         --        --
  Exercised.......................................       --        --         --        --
  Forfeited.......................................       --        --    (35,000)    18.79
                                                    -------    ------    -------    ------
  Outstanding at end of year......................  167,500     18.71    167,500     18.71
                                                    -------    ------    -------    ------
  Options exercisable at year-end ................   94,000     19.22     60,500     19.51
                                                    -------    ------    -------    ------
1982 PLAN:
  Outstanding at beginning of year................   27,336     11.13     44,670     11.13
  Granted.........................................       --        --         --        --
  Exercised.......................................  (27,336)    11.13    (17,334)    11.13
  Forfeited.......................................       --        --         --        --
                                                    -------    ------    -------    ------
  Outstanding at end of year......................       --        --     27,336     11.13
                                                    -------    ------    -------    ------
  Options exercisable at year-end ................       --        --     16,000     11.13
                                                    -------    ------    -------    ------
ALL PLANS:
  Outstanding at beginning of year................  271,947     18.09    291,561     17.75
  Granted.........................................   23,300     22.63     41,984     18.50
  Exercised.......................................  (27,336)    11.13    (17,334)    11.13
  Forfeited.......................................       --        --    (44,264)    18.97
                                                    -------    ------    -------    ------
  Outstanding at end of year......................  267,911     19.19    271,947     18.09
                                                    -------    ------    -------    ------
  Options exercisable at year-end ................  137,639     19.38     94,444     18.26
                                                    -------    ------    -------    ------
  Weighted-average fair value of options granted
     during the year..............................  $  6.51        --    $  4.79        --
                                                    =======    ======    =======    ======

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                      --------------------------------------------------------   --------------------------
                                   NUMBER       WEIGHTED-AVG      WEIGHTED-AVG     NUMBER      WEIGHTED-AVG
                      EXERCISE   OUTSTANDING     REMAINING          EXERCISE     EXERCISABLE     EXERCISE
                       PRICES    AT 12-31-96  CONTRACTUAL LIFE       PRICE       AT 12-31-96      PRICE
                      --------   -----------  ----------------    ------------   -----------   ------------
1980 PLAN
                       $18.50         39,729          8.1years       $18.50        13,230         $18.50
                        18.75         20,876          7.1             18.75        13,903          18.75
                        21.50         16,506          6.1             21.50        16,506          21.50
                        22.63         23,300          9.1             22.63            --          22.63
                                 -----------                         ------        ------         ------
                                     100,411                         $20.00        43,639         $19.71
                                 -----------                         ------        ------         ------
1988 PLAN
                        17.50        100,000          2.9years        17.50        40,000          17.50
                        20.50         67,500          1.7             20.50        54,000          20.50
                                 -----------                         ------        ------         ------
                                     167,500                         $18.71        94,000         $19.22
                                 ===========                         ======        ======         ======

(B) LONG-TERM INCENTIVE PLAN

     Under the Company's Long-Term Incentive Plan, the restricted stock feature provides for the grant of common stock to a participating employee. The number of shares of restricted stock available to be issued in the name of each participating employee is determined at the beginning of each fiscal year, and is based on the prior year's operating results. Such shares are held by the Company in the name of the participating employee, who has the right to vote and to receive dividends paid on all such shares.

     During the years ended December 31, 1996, 1995 and 1994, the Company granted 10,970, 19,985 and 12,651 shares of restricted stock, respectively.

     Under the Company's Long-Term Incentive Plan, the performance units feature provides for the grant to a participating employee of shares of common stock based on targeted award levels established for each participating employee at the beginning of each fiscal year in accordance with a formula relating to individual levels of performance.

     During the years ended December 31, 1996 and 1995, the Company granted 4,214 and 5,383 shares of common stock related to the performance units feature. No shares were granted in 1994.

(C) EMPLOYEE STOCK PURCHASE PLAN

     The Company maintains a stock purchase plan under which its employees and directors and those of its subsidiaries can purchase shares of its common stock in the open market through an unaffiliated plan administrator. Pursuant to the plan, 328,534 shares had been purchased as of December 31, 1996. During the years ended December 31, 1996 and 1995, 29,331 shares and 29,512 shares, respectively, were purchased pursuant to the plan. This plan provides for monthly payroll and directors' fees purchases up to $1,500, with the employer making a monthly percentage contribution for the account of each participant, based upon their purchases, as follows: (a) 25% of amounts from $5 through $25,
(b) 20% of amounts in excess of $25 through $50, and (c) 15% of amounts in excess of $50 through $1,500.

(D) AGENTS STOCK INVESTMENT PLAN

     The Company maintains a stock purchase plan under which its agents can purchase shares of its common stock in the open market through an unaffiliated plan administrator. Pursuant to the plan, 33,558 shares had been purchased as of December 31, 1996. During the years ended December 31, 1996 and 1995, 12,952 shares and 10,448 shares, respectively, were purchased pursuant to the plan. The plan provides for monthly deductions from commissions payable by participating subsidiaries of the Company to their participating agents with a minimum monthly deduction of $500 and maximum of $2,000. The participating subsidiary contributes, at the time of each purchase, an amount equal to five percent (5%) of its agent's deduction for purchases from commissions payable.

(8) PROFIT SHARING PLAN

     The Company has a trusteed profit sharing plan for the exclusive benefit of eligible employees. The Company's annual contribution to the plan is equal to the lesser of 10% of consolidated earnings as defined or 10% of qualifying compensation paid to participants. The annual contributions amounted to $1.2 million in 1996 and 1995, and $1.1 million in 1994. The total return to participants in 1996 was 7.74%. The average annual return to participants for the last ten years was 8.55%.

(9) POLICY AND CONTRACT CLAIMS

     Activity in the liability for policy and contract claims (in thousands) at December 31, 1996, 1995 and 1994 is summarized as follows:

                                                   1996          1995          1994
                                                 --------      --------      --------
Balance at beginning of year...................  $ 50,375      $ 53,309      $ 56,415
  Less reinsurance recoverables................     3,592         3,142         2,096
                                                 --------      --------      --------
Net balance at beginning of year...............    46,783        50,167        54,319
                                                 --------      --------      --------
Incurred related to:
  Current year.................................   144,248       126,874       118,065
  Prior years..................................      (953)         (383)       (1,130)
                                                 --------      --------      --------
          Total incurred.......................   143,295       126,491       116,935
                                                 --------      --------      --------
Paid related to:
  Current year.................................   128,137       114,149       101,868
  Prior years..................................    16,166        15,726        19,219
                                                 --------      --------      --------
          Total paid...........................   144,303       129,875       121,087
                                                 --------      --------      --------
Net balance at end of year.....................    45,775        46,783        50,167
  Plus reinsurance recoverables................     5,486         3,592         3,142
                                                 --------      --------      --------
Balance at end of year.........................  $ 51,261      $ 50,375      $ 53,309
                                                 --------      --------      --------

(10) INDUSTRY SEGMENT INFORMATION

     Insurance revenues, total income, and pre-tax operating earnings, reconciled to net earnings, for the three years ended December 31, 1996 for each industry segment, Ordinary, Group and Credit, were as follows:

                                                   1996          1995          1994
                                                 --------      --------      --------
                                                            (IN THOUSANDS)
*Insurance revenues:
  Ordinary.....................................  $137,421      $123,718      $113,993
  Group........................................    35,480        39,925        43,222
  Credit.......................................    85,618        83,608        73,374
                                                 --------      --------      --------
          Total insurance revenues.............  $258,519      $247,251      $230,589
                                                 --------      --------      --------

                                                   1996          1995          1994
                                                 --------      --------      --------
                                                            (IN THOUSANDS)
*Total income:
  Ordinary.....................................  $204,749      $185,277      $171,471
  Group........................................    40,801        45,281        48,879
  Credit.......................................    89,983        87,619        77,221
  Other non-segmented income less
     eliminations..............................        21          (325)         (276)
  Realized investment gains (losses)...........       420         6,003         2,011
                                                 --------      --------      --------
          Total income.........................  $335,974      $323,855      $299,306
                                                 --------      --------      --------
Operating earnings:
  *Ordinary -- Total income....................  $204,749      $185,277      $171,471
  Less deductions:
     Benefits and claims.......................   110,959       103,184        95,637
     Taxes, commissions and general expenses...    33,092        29,414        29,027
     Amortization of deferred acquisition
       costs...................................    25,628        23,744        20,758
                                                 --------      --------      --------
     Pre-tax operating earnings................    35,070        28,935        26,049
                                                 --------      --------      --------
  *Group -- Total income.......................    40,801        45,281        48,879
     Less deductions:
       Benefits and claims.....................    24,013        25,595        29,094
       Taxes, commissions and general
          expenses.............................    12,275        12,216        12,462
                                                 --------      --------      --------
       Pre-tax operating earnings..............     4,513         7,470         7,323
                                                 --------      --------      --------
  *Credit -- Total income......................    89,983        87,619        77,221
     Less deductions:
       Benefits and claims.....................    13,901        19,802        21,415
       Taxes, commissions and general
          expenses.............................    72,332        65,078        54,052
                                                 --------      --------      --------
     Pre-tax operating earnings................     3,750         2,739         1,754
                                                 --------      --------      --------
     Other -- Total income.....................       441         5,677         1,735
     Less: Total expenses......................     3,915         3,384         2,198
                                                 --------      --------      --------
          Total other..........................    (3,474)        2,293          (463)
                                                 --------      --------      --------
     Earnings before income taxes..............    39,859        41,437        34,663
  Income taxes.................................    12,827        13,362        11,022
                                                 --------      --------      --------
     Net earnings..............................  $ 27,032      $ 28,075      $ 23,641
                                                 ========      ========      ========

---------------

* Total income, insurance revenues and operating profits are net of reinsurance.

     Total income includes net investment income which is allocated to the industry segments based on required liabilities for future policy benefits and policyholders' account balances.

     A majority of the Company's assets consists of investments and cash which are not identified with a specific operation. Accordingly, it is not possible to separate assets, capital expenditures, and depreciation by industry segment.

(11) STOCKHOLDERS' EQUITY AND NET EARNINGS

     The payment of dividends to AHLIC by AHL is subject to the regulation of the State of Florida Department of Insurance. A dividend may be made without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of AHL's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (b) AHL's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if

AHL will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. As a result of such restrictions, the maximum dividend which could be paid to AHLIC by its insurance subsidiaries during 1997 without prior approval is $24.8 million.

     AHLIC's insurance subsidiaries had statutory net operating earnings of $20.6 million, $19.0 million and $13.5 million and statutory net earnings of $22.1 million, $33.9 million and $14.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Statutory stockholders' equity of such subsidiaries was $145.0 million at December 31, 1996 and $134.5 million at December 31, 1995. At December 31, 1996, pursuant to the insurance laws of the State of Florida, the minimum capital and surplus required to be maintained by AHL was approximately $45.6 million.

(12) NEW PRONOUNCEMENTS BY THE FINANCIAL ACCOUNTING STANDARDS BOARD

     No pronouncements which have been issued by the Financial Accounting Standards Board have or will have a significant impact on the consolidated financial statements of the Company.

(13) CONTINGENT LIABILITIES

     The Company's insurance subsidiaries, like other insurance companies, are currently defendants in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business, and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

(14) ACQUISITION

     On March 3, 1997, AHL acquired all the outstanding common stock of Columbia Universal Corporation (Columbia Universal) whose primary operating subsidiary is Columbia Universal Life Insurance Company, for $44.0 million in cash. Columbia Universal Life Insurance Company is a life insurance company which sells annuity, supplemental health and individual life insurance products. The acquisition will be accounted for using the purchase method. At December 31, 1996 Columbia Universal had consolidated assets of $368.5 million and life insurance volume in force of $1.6 billion and for the year ended December 31, 1996 premiums and premium equivalents of $36.4 million.

     On a pro forma basis at December 31, 1996, including the acquisition of Columbia Universal, total assets for the Company would have been $1.7 billion and life insurance volume in force would have been $22.1 billion.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                            QUARTERLY FINANCIAL DATA

                                                                             1996
                                                           ----------------------------------------
                                                            MARCH     JUNE     SEPTEMBER   DECEMBER
                                                           -------   -------   ---------   --------
                                                                (IN THOUSANDS EXCEPT SHARE AND
                                                                      PER SHARE AMOUNTS)
                                                                         (UNAUDITED)
Total income.............................................  $80,362   $83,010    $86,018    $86,584
Net earnings(1)..........................................    6,729     6,750      6,729      6,824
Net earnings per share(1)................................      .49       .49        .49        .49

                                                                             1995
                                                           ----------------------------------------
                                                            MARCH     JUNE     SEPTEMBER   DECEMBER
                                                           -------   -------   ---------   --------
                                                                (IN THOUSANDS EXCEPT SHARE AND
                                                                      PER SHARE AMOUNTS)
                                                                         (UNAUDITED)
Total income.............................................  $74,926   $77,345    $85,191    $86,393
Net earnings(1)..........................................    7,458     6,133      7,883      6,601
Net earnings per share(1)................................      .54       .44        .57        .47

---------------

(1) Net earnings and per share amounts include realized investment gains (losses), net of federal income taxes, as follows:

                                                                       1996
                                                       ------------------------------------
                                                       MARCH    JUNE   SEPTEMBER   DECEMBER
                                                       ------   ----   ---------   --------
Net realized investment gains........................  $   68   $34     $   81      $  89
Net realized investment gains -- per share...........      --    --        .01        .01

                                                                       1995
                                                       ------------------------------------
                                                       MARCH    JUNE   SEPTEMBER   DECEMBER
                                                       ------   ----   ---------   --------
Net realized investment gains........................  $1,409   $31     $1,905      $ 557
Net realized investment gains -- per share...........     .10    --        .14        .04

                                                                      SCHEDULE I

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                                        AMOUNT AT
                                                                                       WHICH SHOWN
                                                                                         IN THE
                    TYPE OF INVESTMENT                        COST      FAIR VALUE    BALANCE SHEET
                    ------------------                      --------    ----------    -------------
Debt securities available-for-sale:
  Bonds:
     United States Government and government agencies and
       authorities........................................  $170,135      $168,234     $  168,234
     States, municipalities and political subdivisions....       345           365            365
     Public utilities.....................................    51,328        51,454         51,454
     Convertibles and bonds with warrants attached........     1,295         1,472          1,472
     All other corporate..................................   254,275       265,366        265,366
  Redeemable preferred stock..............................    35,522        35,025         35,025
                                                            --------      --------     ----------
          Total debt securities...........................   512,900      $521,916        521,916
                                                            --------      ========     ----------
Equity securities available-for-sale:
  Common stocks:
     Public utilities.....................................       490           989            989
     Banks, trust and insurance companies.................     1,429         4,693          4,693
     Industrial, miscellaneous and all other..............    19,546        28,838         28,838
                                                            --------      --------     ----------
          Total equity securities.........................    21,465      $ 34,520         34,520
                                                            --------      ========     ----------
Mortgage loans on real estate.............................    53,736                       53,736
Real estate...............................................       453                          453
Policy loans..............................................   399,608                      399,608
Short-term investments....................................     1,216                        1,216
                                                            --------                   ----------
          Total investments...............................  $989,378                   $1,011,449
                                                            ========                   ==========

See Footnote 1(c) to the Consolidated Financial Statements on page 31 which sets forth the accounting policies related to investments.

                                                                    SCHEDULE III

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     The following condensed balance sheets of American Heritage Life Investment Corporation ("Registrant") as of December 31, 1996 and 1995 and its condensed statements of earnings and cash flows for the years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the notes to consolidated financial statements included elsewhere in this report. Since the Registrant's condensed statements of changes in stockholders' equity for the years ended December 31, 1996, 1995 and 1994 are identical to the consolidated statements of changes in stockholders' equity included elsewhere in this report, such statements are not repeated in this schedule.

     In the years 1996 and 1994, no dividend was paid to the Registrant by AHL. On December 27, 1995, a dividend of $13,245,264 related to American Heritage Life Insurance Company's (AHL's) earnings in 1994, was paid from AHL to the Registrant.

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                  1996              1995
                                                              ------------      ------------
                                           ASSETS
Cash........................................................  $     13,551      $     46,174
Certificate of deposit......................................       100,000           100,000
Investment in life insurance subsidiaries, at equity........   274,516,430       249,370,749
Investment in non-life insurance subsidiaries, at equity....     4,484,531         4,454,226
Accounts receivable.........................................     5,122,599        11,449,111
Intercompany accounts.......................................     1,752,116           756,600
Other assets................................................    11,901,626         9,485,563
                                                              ------------      ------------
                                                              $297,890,853      $275,662,423
                                                              ============      ============

                           LIABILITIES AND STOCKHOLDERS'S EQUITY
Liabilities:
  Notes payable to banks....................................  $ 65,459,000      $ 54,994,000
  Other liabilities.........................................     3,488,935         1,339,193
                                                              ------------      ------------
          Total liabilities.................................    68,947,935        56,333,193
                                                              ------------      ------------
Stockholders' equity:
  Common stock of $1.00 par value. Authorized 20,000,000
     shares in 1996 and 1995; issued 13,967,253 in 1996 and
     13,933,206 in 1995.....................................    13,967,253        13,933,206
  Preferred stock:
     Convertible of $10.00 par value. Authorized 500,000
       shares; none issued..................................             0                 0
     Non-convertible of $10.00 par value. Authorized 500,000
       shares; none issued..................................             0                 0
  Additional paid-in capital................................    42,644,212        42,214,787
  Retained earnings.........................................   163,460,222       148,454,353
  Unrealized investment gains (losses)......................    12,157,809        16,772,078
                                                              ------------      ------------
                                                               232,229,496       221,374,424
  Less cost of 153,728 in 1996 and 97,277 in 1995 common
     shares in treasury.....................................     3,286,578         2,045,194
                                                              ------------      ------------
          Total stockholders' equity........................   228,942,918       219,329,230
                                                              ------------      ------------
                                                              $297,890,853      $275,662,423
                                                              ============      ============

                        CONDENSED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996           1995           1994
                                                      -----------    -----------    -----------
Income:
  Investment income.................................  $   363,993    $    62,678    $    14,120
  Other income......................................      304,200        304,200        307,111
                                                      -----------    -----------    -----------
          Total income..............................      668,193        366,878        321,231
Operating expenses..................................    4,225,930      3,719,580      2,429,137
                                                      -----------    -----------    -----------
          Loss before income tax benefits...........   (3,557,737)    (3,352,702)    (2,107,906)
Income tax benefits.................................   (1,260,200)    (1,203,700)      (780,500)
                                                      -----------    -----------    -----------
          Loss before equity in earnings (loss) of
            subsidiaries............................   (2,297,537)    (2,149,002)    (1,327,406)
Equity in net earnings of life insurance
  subsidiaries......................................   29,669,949     30,565,760     25,320,502
Equity in net losses of non-life insurance
  subsidiaries......................................     (340,806)      (341,372)      (352,194)
                                                      -----------    -----------    -----------
     Net earnings...................................  $27,031,606    $28,075,386    $23,640,902
                                                      ===========    ===========    ===========

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       1996            1995            1994
                                                   ------------    ------------    ------------
Operating activities:
  Net earnings...................................  $ 27,031,606    $ 28,075,386    $ 23,640,902
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Change in accounts receivable...............     6,326,512     (10,988,112)       (138,117)
     Change in other assets......................    (2,416,063)      1,247,340      (1,270,691)
     Change in other liabilities.................     2,149,742        (915,652)      1,082,606
     Equity in net earnings of life insurance
       subsidiaries..............................   (29,669,949)    (30,565,760)    (25,320,502)
     Equity in net loss of non-life insurance
       subsidiaries..............................       340,806         341,372         352,194
                                                   ------------    ------------    ------------
          Net cash provided (used) from operating
            activities...........................     3,762,654     (12,805,426)     (1,653,608)
                                                   ------------    ------------    ------------
Financing activities:
  Dividends from subsidiaries....................             0      13,245,264               0
  Capital contribution to subsidiaries...........       (99,000)       (120,000)       (240,000)
  Increase (decrease) in notes payable to
     banks.......................................    10,465,000      10,794,000      11,720,000
  Change in intercompany accounts................      (995,516)       (969,631)       (170,635)
  Dividends to stockholders......................   (12,387,849)     (9,389,613)    (10,061,465)
  Purchase of treasury stock.....................    (1,241,384)     (1,118,462)         (2,229)
  Excess over par value on shares issued.........       317,029         402,718         405,830
  Other, net.....................................       146,443         (26,896)          3,321
                                                   ------------    ------------    ------------
          Net cash provided (used) by financing
            activities...........................    (3,795,277)     12,817,380       1,654,822
                                                   ------------    ------------    ------------
     Increase (decrease) in cash.................       (32,623)         11,954           1,214
                                                   ------------    ------------    ------------
Cash at beginning of year........................        46,174          34,220          33,006
                                                   ------------    ------------    ------------
Cash at end of year..............................  $     13,551    $     46,174    $     34,220
                                                   ============    ============    ============

                                                                     SCHEDULE IV

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  REINSURANCE

                           (IN THOUSANDS OF DOLLARS)

                                                  CEDED TO     ASSUMED                     PERCENTAGE
                                      GROSS        OTHER      FROM OTHER       NET         OF AMOUNT
                                     AMOUNT      COMPANIES    COMPANIES      AMOUNTS     ASSUMED TO NET
                                   -----------   ----------   ----------   -----------   --------------
YEAR ENDED DECEMBER 31, 1996
Life insurance volume in force...  $16,208,820    4,599,978    4,314,210    15,923,052        27.1%
                                   ===========   ==========   ==========   ===========        ====
Insurance revenues(a):
  Ordinary.......................  $   142,397        6,963        1,987       137,421         1.4%
  Group..........................       38,294        6,583        3,769        35,480        10.6%
  Credit.........................      183,787       98,169            0        85,618          --%
                                   -----------   ----------   ----------   -----------        ----
          Total..................  $   364,478      111,715        5,756       258,519         2.2%
                                   ===========   ==========   ==========   ===========        ====
YEAR ENDED DECEMBER 31, 1995
Life insurance volume in force...  $15,016,456    3,836,741    3,367,550    14,547,265        23.1%
                                   ===========   ==========   ==========   ===========        ====
Insurance revenues(a):
  Ordinary.......................  $   119,182        5,756       10,292       123,718         8.3%
  Group..........................       44,602        6,989        2,312        39,925         5.8%
  Credit.........................      168,677       85,081           12        83,608          .1%
                                   -----------   ----------   ----------   -----------        ----
          Total..................  $   332,461       97,826       12,616       247,251         5.1%
                                   ===========   ==========   ==========   ===========        ====
YEAR ENDED DECEMBER 31, 1994
Life insurance volume in force...  $13,818,345    3,284,122    2,997,321    13,531,544        22.2%
                                   ===========   ==========   ==========   ===========        ====
Insurance revenues(a):
  Ordinary.......................  $   120,009        6,016            0       113,993          --
  Group..........................       51,534        8,502          190        43,222          .4%
  Credit.........................      129,880       59,475        2,969        73,374         4.0%
                                   -----------   ----------   ----------   -----------        ----
          Total..................  $   301,423       73,993        3,159       230,589         1.4%
                                   ===========   ==========   ==========   ===========        ====

---------------

(a) Includes both life and accident and health premiums and commission and expense allowances on reinsurance ceded.

                                                                      SCHEDULE V

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                                  DEFERRED                     POLICYHOLDERS'                 POLICY AND
                                ACQUISITION    FUTURE POLICY      ACCOUNT        UNEARNED      CONTRACT      INSURANCE
    INDUSTRY SEGMENT               COSTS         BENEFITS         BALANCES       PREMIUMS       CLAIMS      REVENUES(C)
    ----------------            ------------   -------------   --------------   -----------   -----------   ------------
YEAR ENDED DECEMBER 31, 1996
  Ordinary....................  $173,698,681    $196,895,029    $676,743,871    $ 5,374,471   $10,212,551   $137,421,080
  Group.......................             0       6,501,968       4,354,512              0    29,229,231     35,479,632
  Credit......................             0               0               0     46,904,097    11,819,172     85,618,365
  Other.......................             0               0               0              0             0              0
                                ------------    ------------    ------------    -----------   -----------   ------------
                                $173,698,681    $203,396,997    $681,098,383    $52,278,568   $51,260,954   $258,519,077
                                ============    ============    ============    ===========   ===========   ============
YEAR ENDED DECEMBER 31, 1995
  Ordinary....................  $158,250,346    $195,859,984    $629,589,633    $ 3,360,538   $ 9,537,431   $123,718,289
  Group.......................             0       9,227,751       6,080,433              0    31,380,088     39,924,809
  Credit......................             0               0               0     49,956,614     9,457,926     83,608,031
  Other.......................             0               0               0              0             0              0
                                ------------    ------------    ------------    -----------   -----------   ------------
                                $158,250,346    $205,087,735    $635,670,066    $53,317,152   $50,375,445   $247,251,129
                                ============    ============    ============    ===========   ===========   ============
YEAR ENDED DECEMBER 31, 1994
  Ordinary....................  $162,867,773    $183,043,220    $570,024,695    $ 1,677,180   $ 8,198,767   $113,993,333
  Group.......................             0       9,468,534       6,511,065              0    36,376,975     43,221,583
  Credit......................             0               0               0     49,927,086     8,733,157     73,373,760
  Other.......................             0               0               0              0             0              0
                                ------------    ------------    ------------    -----------   -----------   ------------
                                $162,867,773    $192,511,754    $576,535,760    $51,604,266   $53,308,899   $230,588,676
                                ============    ============    ============    ===========   ===========   ============

                                                             AMORTIZATION      TAXES,
                                    NET                      OF DEFERRED    COMMISSIONS
                                INVESTMENT      BENEFITS     ACQUISITION    AND GENERAL
    INDUSTRY SEGMENT             INCOME(A)     AND CLAIMS       COSTS       EXPENSES(B)
    ----------------            -----------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1996
  Ordinary....................  $67,327,761   $110,958,680   $25,628,001    $ 33,092,274
  Group.......................    5,320,531     24,013,352             0      12,275,230
  Credit......................    4,365,225     13,901,069             0      72,331,652
  Other.......................       21,459         14,183             0        (285,708)
                                -----------   ------------   -----------    ------------
                                $77,034,976   $148,887,284   $25,628,001    $117,413,448
                                ===========   ============   ===========    ============
YEAR ENDED DECEMBER 31, 1995
  Ordinary....................  $61,559,101   $103,183,528   $23,744,359    $ 29,414,331
  Group.......................    5,356,427     25,595,022             0      12,216,464
  Credit......................    4,011,351     19,801,846             0      65,077,894
  Other.......................     (325,514)             0             0        (309,722)
                                -----------   ------------   -----------    ------------
                                $70,601,365   $148,580,396   $23,744,359    $106,398,967
                                ===========   ============   ===========    ============
YEAR ENDED DECEMBER 31, 1994
  Ordinary....................  $57,477,827   $ 95,637,818   $20,757,868    $ 29,026,850
  Group.......................    5,657,542     29,093,520             0      12,462,165
  Credit......................    3,846,885     21,414,613             0      54,052,460
  Other.......................     (275,761)             0             0        (215,082)
                                -----------   ------------   -----------    ------------
                                $66,706,493   $146,145,951   $20,757,868    $ 95,326,393
                                ===========   ============   ===========    ============

---------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors of the Company who are not executive officers, is contained in the Company's 1997 Proxy Statement, dated March 24, 1997 (the "Proxy Statement") under the sections entitled "Election of Directors" and "Executive Compensation and Other Transactions with Management -- Other Transactions and Relationships" which sections are incorporated herein by reference.

                                   MANAGEMENT

     The following tabulation is a list of the names and ages as well as the position held for the past five years by each executive officer and director of the Company and certain executive officers of AHL, none of whom is related to each other either by blood or marriage, except W. Ashley Verlander and Chris A. Verlander, who are father and son, respectively, and A. Dano Davis and Robert D. Davis, who are first cousins.

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
T. O'Neal Douglas.........................  61    AHL and AHLIC -- Chairman of the Board and Chief
                                                    Executive Officer, Director
Chris A. Verlander........................  49    AHL and AHLIC -- President and Chief Operating
                                                    Officer
C. Richard Morehead.......................  50    AHL and AHLIC -- Executive Vice-President, Treasurer
                                                    and Chief Financial Officer
Charles C. Baggs..........................  46    AHL -- Senior Vice-President, Administration
James H. Baum.............................  45    AHL -- Senior Vice-President Group Department
David A. Bird.............................  40    AHL -- Senior Vice-President Agency Department
W. Michael Heekin.........................  44    AHLIC -- Senior Vice-President and Corporate
                                                    Secretary; AHL -- Senior Vice-President, General
                                                    Counsel and Corporate Secretary
Elizabeth A. Mahin........................  36    AHL -- Senior Vice-President and Chief Accounting
                                                    Officer
William J Thomas..........................  52    AHL -- Senior Vice-President Credit Department
Curtiss S. Sheldon........................  55    AHL -- Senior Vice-President and Chief Actuary
Edward L. Baker...........................  61    Director
A. Dano Davis.............................  51    Director
Robert D. Davis...........................  65    Director
H. Corbin Day.............................  59    Director
Radford D. Lovett.........................  63    Director
W. Ashley Verlander.......................  77    Director

     T. O'NEAL DOUGLAS' principal positions are those of: Chairman of the Board of Directors of the Company, a position he has held since April, 1994; Chief Executive Officer of the Company, a position he has held since

February, 1990; Director of the Company, a position he has held since July, 1987; Director of AHL, a position he has held since January, 1984; Chief Executive Officer of AHL, a position he has held since February, 1990; and Chairman of AHL, a position he has held since April, 1994. From February, 1990 to April, 1996 he was President of the Company. From July, 1986 to April, 1994 he was President of AHL. Mr. Douglas is also a director of Physicians Sales and Service, Inc.

     CHRIS A. VERLANDER'S principal positions are those of: President and Chief Operating Officer of the Company, which he has held since April, 1996; Director of the Company, a position he has held since July, 1987; Director of AHL which he has held since April, 1985, Chief Operating Officer of the Company, which he has held since April, 1996, and President of AHL, which he has held since April, 1994. Prior to April, 1996, and since April, 1990, he was Executive Vice President of the Company. Prior to April, 1994 and since April, 1990, he was Executive Vice President of AHL. Prior to April, 1994 and since September, 1985, he was Corporate Secretary of the Company and AHL.

     C. RICHARD MOREHEAD'S principal positions are those of Executive Vice President of the Company and AHL, which he has held since April, 1994, Treasurer and Chief Financial Officer and Chief Accounting Officer of the Company and Chief Financial Officer of AHL, which he has held since July, 1986 and Director of AHL, which he has held since July, 1990. Prior to April, 1994 and since July, 1986, he was Senior Vice President and Chief Financial Officer of the Company and AHL. Prior to July, 1986 and since 1983, he was a partner in the accounting firm of Peat, Marwick, Mitchell & Co. (now KPMG Peat Marwick LLP) and had been affiliated with that firm since 1976.

     CHARLES C. BAGG'S principal position is that of Senior Vice President of AHL, a position he has held since December, 1990. Prior to December, 1990 and since November, 1988 he was Vice President of AHL.

     JAMES H. BAUM'S principal position is that of Senior Vice President, Group Department, of AHL, which position he has held since September, 1987.

     DAVID A. BIRD'S principal position is that of Senior Vice President, Agency Department of AHL, which he has held since May, 1994. Prior to May, 1994 and since January, 1994 he was Vice-President of AHL. Prior to 1994 and since 1987, he was a Regional Director of AHL.

     W. MICHAEL HEEKIN'S principal positions are those of Senior Vice President and Corporate Secretary of the Company, which he has held since April, 1994; Senior Vice President and General Counsel of AHL, which he has held since March, 1993; and Corporate Secretary of AHL, which he has held since April, 1994. Prior to March, 1993 and since July, 1991, he was engaged by the Florida State Insurance Department as the Deputy Receiver of Guarantee Security Life Insurance Company in Receivership in Jacksonville, Florida. Prior to July 1991 and since October, 1988, Mr. Heekin was Associate Dean of Florida State University College of Law in Tallahassee, Florida.

     ELIZABETH A. MAHIN'S principal position is that of Senior Vice President and Chief Accounting Officer of AHL, which she has held since April, 1994. Prior to April, 1994 and since August, 1990 she was Vice President and Controller of AHL.

     WILLIAM J THOMAS' principal position is that of Senior Vice President of AHL, a position he has held since July, 1995. Prior to July, 1995 and since April, 1990, he was Vice President of AHL.

     CURTISS S. SHELDON'S principal position is that of Senior Vice President and Chief Actuary of AHL, which he has held since August, 1993. Prior to August, 1993 and since June, 1978, he was with Southern Farm Bureau Life Insurance Company, serving as vice president and chief actuary since February, 1987.

     EDWARD L. BAKER has served as a Director since 1994. Mr. Baker has been Chairman of the Board of Florida Rock Industries, Inc., a construction products company since February, 1989. Mr. Baker is also a director of FRP Properties, Inc., Flowers Industries, Inc. and Regency Realty.

     A. DANO DAVIS has served as a Director since June, 1993. Mr. Davis has been Chairman of the Board and Principal Executive Officer of Winn-Dixie Stores, Inc., a retail grocery chain, since 1988.

     ROBERT D. DAVIS has served as a Director since 1968. Mr. Davis has been Chairman of the Board of D.D.I., Inc., a private investment company, since 1984. Prior to June, 1990 and since 1988 he was Vice Chairman of the Board of Winn-Dixie Stores, Inc. Mr. Davis is also a director of Winn-Dixie Stores, Inc., and First Union Corporation, a bank holding company.

     H. CORBIN DAY has served as a Director since June, 1993 and has served on the board of AHL since 1989. Mr. Day has been Chairman of the Board of Jemison Investment Co., Inc., an investment banking firm since May, 1988. Mr. Day is also a director of Blount International, Inc., a construction and manufacturing company and a limited partner of Goldman, Sachs & Co., one of the Underwriters.

     RADFORD D. LOVETT has served as a Director since 1989. Mr. Lovett has been Chairman of the Board of Commodores Point Terminal Corp., which operates a marine terminal, since 1982. Mr. Lovett is also a director of First Union Corporation, Winn-Dixie Stores, Inc., Florida Rock Industries, Inc., a construction products company and FRP Properties, Inc., a trucking and real estate company.

     W. ASHLEY VERLANDER has served as a Director of the Company since its organization in 1968. He served as Chairman of the Board of the Company from February, 1990 to April, 1994. He was Chairman of the Board of AHL from July, 1986 to April, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

     See the section entitled "Executive Compensation and Other Transactions with Management" of the Proxy Statement which section, except for the subsections "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the sections entitled "Election of Directors" and "Principal Shareholders" of the Proxy Statement which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section entitled "Executive Compensation and Other Transactions with Management -- Other Transactions and Relationships" of the Proxy Statement which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents incorporated by reference or filed with this report

     (1) Financial Statements -- See "Index to Financial Statements and Schedules" on page 24, Part II of this report.

     (2) Schedules -- See "Index to Financial Statements and Schedules" on page 24, Part II of this report.

     (3) Exhibits required by Item 601.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------

    3(a)    --  Amended and Restated Articles of Incorporation of American
                Heritage Life Investment Corporation dated February 9, 1995.
                Incorporated by reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994
                (File No. 1-7255).

     (b)    --  By-Laws of American Heritage Life Investment Corporation as
                amended and restated, dated February 6, 1996. Incorporated by reference to Exhibit 3 of a Form 8-K, dated February 6, 1996 (File No. 1-7255).

       4    --  Common Stock Certificate of American Heritage Life
                Investment Corporation. Incorporated by reference to Exhibit
                4 of the Form 10-K filed by Registrant for the period ended
                December 31, 1994 (File No. 1-7255)

10(a)(1)    --  American Heritage Life Investment Corporation, 1988 Stock
                Option Plan, as Amended and Restated. Incorporated by
                reference to Exhibit 3(a) of the Form 10-K filed by
                Registrant for the period ended December 31, 1994 (File No.
                1-7255).

  (a)(2)    --  American Heritage Life Investment Corporation 1980 Stock
                Option Plan, as Amended and Restated. Incorporated by reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994 (File No.
                1-7255).

  (a)(3)    --  American Heritage Life Investment Corporation 1996 Stock
                Option Plan. Incorporated by reference to Exhibit II of
                Registrant's Proxy Statement dated March 22, 1996. (File No.
                1-7255).

10(b)(1)    --  American Heritage Life Investment Corporation Amended and
                Restated Annual Incentive Plan. Incorporated by reference to
                Exhibit 10(b)(1) of Form 10-K filed by Registrant for the
                period ended December 31, 1995 (File No. 1-7255)

     (2)    --  American Heritage Life Investment Corporation Long-Term
                Incentive Plan. Incorporated by reference to Exhibit I of
                Registrant's Proxy Statement dated March 22, 1996 (File No.
                1-7255).

10(c)(1)    --  Senior Corporate Officers Management Security Plan of
                American Heritage Life Investment Corporation and
                Subsidiaries. Incorporated by reference to Exhibit 10(c)(1)
                of Form 10-K filed by Registrant for the period ended
                December 31, 1993 (File No. 1-7255). Incorporated by
                reference to Exhibit 10(b)(1) of Form 10-K filed by
                Registrant for period ended December 31, 1995. (File No.
                1-7255).

     (2)    --  Officers Management Security Plan of American Heritage Life
                Investment Corporation and Subsidiaries. Incorporated by reference to Exhibit 10(c)(2) of Form 10-K filed by Registrant for the period ended December 31, 1993 (File No.
                1-7255).

   10(d)    --  Loan agreement dated February 21, 1997 among and between
                American Heritage Life Investment Corporation and Barnett
                Bank N.A., SunTrust Bank of North Florida, N.A. and
                SouthTrust Bank of Alabama, National Association and related documents. Incorporated by reference to Exhibit 99(c) of
                Form 8-K dated March 3, 1997. (File No. 1-7255).

21          --  Significant Subsidiaries of the Registrant

27          --  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN HERITAGE LIFE INVESTMENT
                                          CORPORATION

                                          By:      /s/ T. O'NEAL DOUGLAS
                                            ------------------------------------
                                                     T. O'Neal Douglas
                                                        Its Chairman

Date: March 19, 1997

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

                     SIGNATURES                                      TITLE                      DATE
                     ----------                                      -----                      ----

                /s/ T. O'NEAL DOUGLAS                    Chairman and Director             March 19, 1997
-----------------------------------------------------      (Principal Executive
                  T. O'Neal Douglas                        Officer)

               /s/ C. RICHARD MOREHEAD                   Executive Vice President and      March 19, 1997
-----------------------------------------------------      Treasurer (Principal
                 C. Richard Morehead                       Financial and Accounting
                                                           Officer)

               /s/ CHRIS A. VERLANDER                    President, Director               March 19, 1997
-----------------------------------------------------
                 Chris A. Verlander

                 /s/ EDWARD L. BAKER                     Director                          March 20, 1997
-----------------------------------------------------
                   Edward L. Baker

                  /s/ A. DANO DAVIS                      Director                          March 19, 1997
-----------------------------------------------------
                    A. Dano Davis

                 /s/ ROBERT D. DAVIS                     Director                          March 20, 1997
-----------------------------------------------------
                   Robert D. Davis

                  /s/ H. CORBIN DAY                      Director                          March 20, 1997
-----------------------------------------------------
                    H. Corbin Day

                /s/ RADFORD D. LOVETT                    Director                          March 19, 1997
-----------------------------------------------------
                  Radford D. Lovett

                 /s/ W. A. VERLANDER                     Director                          March 20, 1997
-----------------------------------------------------
                   W. A. Verlander