Form 10-Q
period 1997-03-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1997-05-15
CIK 5172

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended March 31, 1997 Commission File Number 1-7255




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

          Number of registrant's shares of common stock outstanding at
                                 April 30, 1997

                                   13,817,242

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                          (unaudited)
                                                                         MARCH 31, 1997           DECEMBER 31, 1996
                                                                        ----------------          -----------------
(Amounts in thousands, except share and per share amounts)
ASSETS
Investments:
   Debt securities, available-for-sale, at fair
    value (cost of $812,706 in 1997 and
    $512,900 in 1996)                                                         803,415                 521,916
   Equity securities, available-for-sale, at
    fair value (cost of $22,072 in 1997
    and $21,465 in 1996)                                                       36,202                  34,520
   Mortgage loans on real estate                                               60,663                  53,736
   Investment real estate, at cost                                                461                     453
   Policy loans                                                               423,078                 399,608
   Short-term investments                                                       1,908                   1,216
                                                                           ----------               ---------

       Total investments                                                    1,325,727               1,011,449
                                                                           ----------               ---------
   Cash                                                                        17,916                  21,672
   Agents' balances and prepaid commissions                                    34,361                  35,730
   Premiums receivable                                                         41,320                  40,989
   Accrued investment income                                                   35,080                  24,958
   Deferred acquisition costs                                                 210,871                 173,699
   Property and equipment, at cost,
    less accumulated depreciation                                              29,724                  28,926
   Reinsurance receivables                                                     11,445                  13,423
   Other assets                                                                31,646                  19,271
                                                                           ----------               ---------
       Total assets                                                        $1,738,090               1,370,117
                                                                           ==========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                                     266,040                 203,396
   Policyholders' account balances                                            950,120                 681,098
   Unearned premiums                                                           51,673                  52,279
   Policy and contract claims                                                  53,855                  51,261
                                                                           ----------               ---------

       Total policy liabilities                                             1,321,688                 988,034
   Notes payable to banks                                                     116,019                  85,459
   Deferred income taxes                                                       33,729                  32,344
   Other liabilities                                                           40,928                  35,337
                                                                           ----------               ---------

       Total liabilities                                                    1,512,364               1,141,174
                                                                           ----------               ---------

Stockholders' equity:
   Common stock of $1 par value.  Authorized
    35,000,000 in 1997 and 1996; issued
    13,990,371 in 1997 and 13,967,253 in 1996                                  13,990                  13,967
   Additional paid-in capital                                                  43,228                  42,644
   Retained earnings                                                          168,582                 163,460
   Net unrealized investment gains (losses)                                     3,717                  12,158
                                                                           ----------               ---------
                                                                              229,517                 232,229
   Less cost of 173,128 in 1997 and 153,728
    in 1996 common shares in treasury                                           3,791                   3,286
                                                                           ----------               ---------
Total stockholders' equity                                                    225,726                 228,943
                                                                           ----------               ---------
       Total liabilities and shareholders' equity                          $1,738,090               1,370,117
                                                                           ==========               =========

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                                             FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             --------------------------
(Amounts in thousands, except share and per share amounts)
                                                                                 1997           1996
                                                                                 ----           ----
Income:
   Insurance revenues                                                        $   65,048        61,187
   Net investment income                                                         25,223        19,070
   Realized investment gains, net                                                   103           105
                                                                             ----------    ----------

       Total income                                                              90,374        80,362
                                                                             ----------    ----------

Benefits, claims and expenses:
   Benefits and claims                                                           41,618        35,929
   Underwriting, acquisition and insurance expenses:
       Taxes, commissions and general expenses                                   28,687        27,175
       Amortization of deferred acquisition costs                                 6,937         6,403
   Other operating expenses                                                       1,582           954
                                                                             ----------    ----------

       Total benefits, claims and expenses                                       78,824        70,461
                                                                             ----------    ----------

       Earnings before income taxes                                              11,550         9,901
Income taxes                                                                      3,805         3,172
                                                                             ----------    ----------

       Net earnings                                                          $    7,745         6,729
                                                                             ==========    ==========

       Net earnings per share of common stock                                $      .56    $      .49
                                                                             ==========    ==========

Dividends declared per share                                                        .19           .18
                                                                             ==========    ==========

Average number of shares outstanding                                         13,810,142    13,833,356
                                                                             ==========    ==========




See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

(Amounts in thousands, except share and per share amounts)
                                                                                1997              1996
                                                                              ---------          -------
Common stock:
   Balance at beginning of period                                             $  13,967           13,933

   Other shares issued                                                               23               28
                                                                              ---------          -------

   Balance at end of period                                                      13,990           13,961
                                                                              ---------          -------

Additional paid-in capital:
   Balance at beginning of period                                                42,644           42,215

   Excess over par value on shares issued                                           584              317

   Net change on exercise of stock options                                         -                 100
                                                                              ---------          -------

   Balance at end of period                                                      43,228           42,632
                                                                              ---------          -------

Retained earnings:
   Balance at beginning of period                                               163,460          148,454

   Add net earnings                                                               7,745            6,729
                                                                              ---------          -------
                                                                                171,205          155,183

   Deduct cash dividends declared on common stock - $.19
    per share in 1997 and $.18 per share in 1996                                 (2,623)          (2,485)
                                                                              ---------          -------

   Balance at end of period                                                     168,582          152,698
                                                                              ---------          -------

Net unrealized investment gains (losses):
   Balance at beginning of period                                                12,158           16,772

   Change during the period                                                      (8,441)          (6,464)
                                                                              ---------          -------

   Balance at end of period                                                       3,717           10,308
                                                                              ---------          -------

Treasury stock:
   Balance at beginning of period                                                 3,287            2,045

   Add treasury shares purchased (19,400 shares in 1997
      and 29,393 shares in 1996)                                                    504              673
                                                                              ---------          -------

   Balance at end of period                                                       3,791            2,718
                                                                              ---------          -------

       Total stockholders' equity                                             $ 225,726          216,881
                                                                              =========          =======

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                                   1997                 1996
                                                                                 -------              -------
(Amounts in thousands)
Operating activities:
   Net earnings                                                                  $ 7,745                6,729
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Change in agents' balances and prepaid commissions                          1,369                  133
       Change in premiums receivable                                                (331)              (1,226)
       Change in accrued investment income                                        (4,918)              (5,654)
       Change in reinsurance receivables                                           1,733                 (972)
       Amortization of deferred acquisition costs                                  6,937                6,403
       Acquisition costs deferred                                                (10,269)              (8,196)
       Change in future policy benefits                                           (1,685)              (7,434)
       Change in policyholders' account balances                                  21,075               12,517
       Change in unearned premiums                                                  (921)                 228
       Change in policy and contract claims                                        1,232               (2,586)
       Change in income taxes                                                      4,414                2,882
       Provision for depreciation and amortization                                   710                  791
       Change in unearned investment income                                          (90)                (129)
       Other, net                                                                 (2,112)                 757
                                                                                 -------              -------

       Net cash provided by operating activities                                  24,889                4,243
                                                                                 -------              -------

Investing activities:
   Sales of debt securities                                                       25,180                1,232
   Maturities of debt securities                                                  10,975                6,980
   Sales (purchases) of short-term investments, net                                1,545               13,742
   Sales of equity securities                                                      1,533                   68
   Maturities of mortgage loans on real estate                                     1,005                1,251
   Policy loans paid                                                               2,408                9,540
   Acquisition, net of cash acquired                                             (45,266)                -
   Purchases of debt securities                                                  (33,144)             (28,810)
   Purchases of equity securities                                                   -                  (1,411)
   Origination of mortgage loans on real estate                                   (5,595)              (6,185)
   Policy loans made                                                              (7,544)              (7,169)
   Purchases and additions of property and equipment
       and investment real estate                                                   (777)                (715)
   Other, net                                                                        (36)               9,618
                                                                                 -------              --------

   Net cash used by investing activities                                         (49,716)              (1,859)
                                                                                 -------              -------

Financing activities:
   Change in notes payable to banks, net                                          23,590                  980
   Dividends to stockholders                                                      (2,623)              (2,486)
   Other, net                                                                        104                 (232)
                                                                                 -------              -------

   Net cash provided (used) by financing activities                               21,071               (1,738)
                                                                                 -------              -------

Increase (decrease) in cash                                                       (3,756)                 646
Cash, beginning of period                                                         21,672               20,682
                                                                                 -------              -------

Cash, end of period                                                              $17,916               21,328
                                                                                 =======              =======

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


(1) The accompanying consolidated financial statements, which are unaudited, in the opinion of management, include all adjustments necessary to present fairly the consolidated results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, schedules and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

(2) The financial statements of the Company's life insurance operations, primarily the operations of American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (CUL), have been included in the consolidated financial statements on the basis of generally accepted accounting principles.

(3) On March 3, 1997, the Company closed on the acquisition of Columbia Universal Corporation and its principal subsidiary, CUL, for $44.0 million in cash. CUL markets individual life, annuity and supplemental health products to selected markets. Amounts for CUL are reflected in the Company's March 31, 1997 financial statements.

(4) Earnings per share of common stock were based on the weighted average number of shares outstanding during each period, excluding treasury shares. Options outstanding to purchase common stock had no significant dilutive effect on earnings per share.

(5) Current accrued income taxes were included in other liabilities in the amount of $2,360,000 at March 31, 1997 and $100,000 at December 31, 1996,
     in the accompanying consolidated balance sheets.

(6) The Company's insurance subsidiaries, like other insurance companies, are currently defendants in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected to in the ordinary course of business and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIOD ENDED MARCH 31, 1997 COMPARED TO
                          PERIOD ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

American Heritage Life Investment Corporation (AHLIC) and subsidiaries (the "Company") are engaged primarily in the life insurance business. The Company's consolidated earnings are primarily attributable to its principal insurance subsidiaries, American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (CUL). Significant changes in the components of the consolidated results of operations for the comparative periods are presented below.

On December 10, 1996, the Company announced it had entered into an agreement in principle to acquire Columbia Universal for $44 million in cash. This acquisition closed on March 3, 1997. This acquisition was reflected in the Company's financial statements at March 31, 1997. Effective December 31, 1996, the Company acquired a block of business from Kentucky Home Mutual Life Insurance Company with approximately $1.8 million of premiums and premium equivalents and $3.3 million of assets.

Insurance revenues for reporting purposes pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the three months ended March 31, 1997 were $65.0 million, an increase of 6.3% from the $61.2 million for the same period in 1996. This increase was due primarily to an increase in ordinary accident and health insurance revenues and the inclusion of CUL revenues of $3.5 million in 1997 with no comparable amount in 1996.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. Including premium equivalents of $78.8 million and $60.8 million for the three months ended March 31, 1997 and 1996, respectively, insurance revenues, including premium equivalents, were $143.9 million and $122.0 million, up 17.9% in 1997. These increases in insurance revenues including premium equivalents were due to an increase in long-term care revenues. Additionally, credit insurance revenues and premium equivalents were up due to increased sales of reinsurance, which generally provides less risk to the Company at an acceptable profit margin and an increase in administrative services only business. Also, CUL revenues and premium equivalents were $9.3 million in 1997 with no comparable amount in 1996.

For the three months ended March 31, 1997, net investment income was $25.2 million, an increase of 32.3% over the $19.1 million reported for the same period in 1996. This increase in net investment income for the three months ended March 31, 1997 compared to the same period in 1996 was due primarily to an increase in invested assets, and $6.1 million of investment income for CUL with no comparable amount in 1996, partially offset by a decrease in Management Security Plan (MSP) policy loan interest due to a decrease in the average rate

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIOD ENDED MARCH 31, 1997 COMPARED TO
                          PERIOD ENDED MARCH 31, 1996


RESULTS OF OPERATIONS (CONTINUED)

charged (7.98% in 1997 versus 9.36% in 1996) on increased policy loan balances (see page 8 for discussion regarding MSP loans.) The effective yield on invested assets for the three months ended March 31, 1997 was 7.50% compared to 7.80% for the same period in 1996.

Benefits and claims were $41.6 million for the three months ended March 31, 1997, up 15.8% from the $35.9 million for the same period in 1996. The increase for the three months ended March 31, 1997 versus 1996 was due primarily to increased ordinary benefits, including increased dread disease claims and an increase in reserves for long-term care business due to its growth. Also, 1997 included benefits and claims for CUL of $6.7 million with no comparable amount for 1996.

Taxes, commissions, and general expenses aggregated $28.7 million for the first three months of 1997 versus $27.2 million for the first three months of 1996, or an increase of 5.6%. The increase was primarily due to CUL taxes, commissions and general expenses of $1.5 million for 1997 with no comparable amount for 1996.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing ordinary insurance are deferred and amortized over the premium-paying period of the related policies for traditional products.
For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force, and (2) the write-off of unamortized costs related to policies which are terminated. For the three months ended March 31, 1997, the amortization of deferred acquisition costs was $6.9 million compared to $6.4 million for the comparable period in 1996. The increase in amortization expense for the three months ended March 31, 1997 was primarily due to increased amortization from the growth of business in force and CUL amortization of $.9 million for 1997 with no comparable amount for 1996.

For the three months ended March 31, 1997, other operating expenses were $1.6 million compared to $1.0 million for the same period in 1996, or an increase of 65.8%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt including increased debt related to the acquisition of CUL.

Income taxes increased 20.0% for the three months ended March 31, 1997 from the same period in 1996, primarily as a result of an increase in net earnings and a higher effective tax rate. For the three months ended March 31, 1997 and 1996, the effective tax rate was 32.9% and 32.0%, respectively. The increase in the effective tax rate was primarily due to CUL's earnings being taxed at a rate of 35% in 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIOD ENDED MARCH 31, 1997 COMPARED TO
                          PERIOD ENDED MARCH 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

The Company is engaged primarily in the life insurance business. The principal subsidiaries, AHL and CUL, generate major sources of cash flow from premiums collected for traditional insurance products, deposits, and policy charges for interest-sensitive products and investment income attributable to the life insurance operations and associated investment portfolio. This results in a significant portion of the Company's assets being liquid. Such assets are made up of cash, short-term investments, and readily marketable securities.

As an insurer, the Company is required to maintain substantial liabilities for future policy benefits and policyholders' account balances. Since premiums and deposits received in anticipation of such benefits are investable funds, it is expected that the Company will continue to increase its investment portfolio using cash flow from operations.

The increase in net cash provided by operating activities for the three months ended March 31, 1997, compared to the same period in 1996, was due primarily to 1996 including the funding of surrenders of certain ordinary life policies with no such comparable surrenders for 1997.

The increase in net cash used by investing activities for the first quarter of 1997 versus the same period in 1996 was due primarily to the acquisition of CUL.

The increase in net cash provided by financing activities for the three months ended March 31, 1997, compared to the same period in 1996, was due primarily to increased borrowing on a line of credit for the acquisition of CUL, which was partially offset with the pay off of $20.0 million of debt related to certain investment purchases in prior years.

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

At March 31, 1997, the fair value of the Company's debt and equity security portfolio aggregated $839.6 million compared with an amortized cost of $834.8 million, or an unrealized gain of $4.8 million. At December 31, 1996, the fair value of the portfolio aggregated $556.4 million compared with an amortized cost of $534.4 million, or an unrealized gain of $22.0 million. This change in the unrealized gain was primarily due to changes in market conditions.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   PERIOD ENDED MARCH 31, 1997 COMPARED TO
                         PERIOD ENDED MARCH 31, 1996


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non- rated and private placements) at March 31, 1997 aggregated $31.3 million with a market value of $30.5 million. At market value, these investments represented 1.8% of total assets, or 2.3% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The increase in bank debt at March 31, 1997, compared to the amount at December 31, 1996, reflected the cash needs for the holding company including the acquisition of CUL, stockholder dividends, federal income taxes, and interest expense on outstanding debt partially offset by the payoff of $20.0 million of debt related to investment purchases. Also, the Company has an acquisition line of credit to be used to fund acquisitions of blocks of business or other life and health insurance companies. The Company borrowed $47.3 million on this acquisition line to fund the acquisition of Columbia Universal.

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           The Company's insurance subsidiaries, like other insurance companies, are currently defendants in lawsuits that involve claims for punitive, exemplary, or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation, regrettably, to be of the type to which insurance companies are usually and customarily subjected to in the ordinary course of business and, to date, the settlement of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)     Exhibits

                   27 Financial Data Schedule (for SEC purposes only)

           (b)(1)  Form 8-K dated January 2, 1997
                   Item 5. Other Events
                       -Agreement and Plan of Merger among Columbia
                        Universal Corporation and American Heritage Life Investment Corporation and AH Acquisition
                        Corporation

                   Item 7. Financial Statements and Exhibits
                       -Agreement and Plan of Merger dated January 2, 1997

           (b)(2)  Form 8-K dated March 3, 1997
                   Item 2. Acquisition or Disposition of Assets
                       -acquisition by merger of Columbia Universal Corporation
                   Item 7. Financial Statements and Exhibits
                       -news release dated March 3, 1997
                       -loan agreement dated February $21, 1997
                       -news release dated March 4, 1997

           (b)(3)  Form 8-KA Dated March 3, 1997
                   Item 7. Financial statements and Exhibits
                       -financial statements of business acquired
                       -pro-forma consolidated financial information of
                        American Heritage Life Investment Corporation

                          PART II - OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)



Date   5/14/97                      /s/ W. Michael Heekin
     ---------------------          -----------------------------------
                                    W. Michael Heekin, Senior Vice
                                    President and Corporate Secretary
                                    (Authorized Officer)



Date   5/14/97                      /s/ C. Richard Morehead
     ---------------------          -----------------------------------
                                    C. Richard Morehead, Executive Vice
                                    President and Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)