Form 10-Q
period 1997-06-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1997-08-13
CIK 5172

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended June 30, 1997 Commission File Number 1-7255




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

          Number of registrant's shares of common stock outstanding at
                                 July 31, 1997

                                   13,844,950

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                              JUNE 30, 1997     DECEMBER 31, 1996
                                                              -------------     -----------------
(Amounts in thousands, except share and per share amounts)
ASSETS
Investments:
  Debt securities, available-for-sale, at fair
    value (cost of $824,176 in 1997 and
    $512,900 in 1996)                                          $  830,533            521,916
  Equity securities, available-for-sale, at
    fair value (cost of $21,648 in 1997
    and $21,465 in 1996)                                           39,986             34,520
  Mortgage loans on real estate                                    65,922             53,736
  Investment real estate, at cost                                     469                453
  Policy loans                                                    437,185            399,608
  Short-term investments                                            4,623              1,216
                                                               ----------          ---------

    Total investments                                           1,378,718          1,011,449
                                                               ----------          ---------
  Cash                                                             30,710             21,672
  Agents' balances and prepaid commissions                         34,417             35,730
  Premiums receivable                                              46,069             40,989
  Accrued investment income                                        33,820             24,958
  Deferred acquisition costs                                      213,527            173,699
  Property and equipment, at cost,
    less accumulated depreciation                                  31,215             28,926
  Reinsurance receivables                                          12,958             13,423
  Other assets                                                     32,189             19,271
                                                               ----------          ---------
      Total assets                                             $1,813,623          1,370,117
                                                               ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits                                       $  277,675            203,396
  Policyholders' account balances                                 983,368            681,098
  Unearned premiums                                                52,062             52,279
  Policy and contract claims                                       54,722             51,261
                                                               ----------          ---------

      Total policy liabilities                                  1,367,827            988,034
  Notes payable to banks                                           22,234             85,459
  Deferred income taxes                                            40,230             32,344
  Other liabilities                                                47,815             35,337
                                                               ----------          ---------

      Total liabilities                                         1,478,106          1,141,174
                                                               ----------          ---------

AHLIC-obligated mandatorily redeemable preferred
  securities of subsidiaries holding solely subordinated
  debentures of AHLIC                                             103,500               -
                                                               ----------          ---------

Stockholders' equity:
  Common stock of $1 par value.  Authorized
    35,000,000 in 1997 and 1996; issued
    14,004,920 in 1997 and 13,967,253 in 1996                      14,005             13,967
  Additional paid-in capital                                       42,898             42,644
  Retained earnings                                               173,619            163,460
  Yield enhancement, contract and issuance costs
    of mandatorily redeemable preferred securities                 (9,160)              -
  Net unrealized investment gains (losses)                         14,446             12,158
                                                               ----------          ---------
                                                                  235,808            232,229
  Less cost of 173,129 in 1997 and 153,728
    in 1996 common shares in treasury                               3,791              3,286
                                                               ----------          ---------

      Total stockholders' equity                                  232,017            228,943
                                                               ----------          ---------
      Total liabilities and shareholders' equity               $1,813,623          1,370,117
                                                               ==========          =========

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)




                                                           FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                           ------------------------      --------------------------

                                                               1997        1996              1997        1996
                                                               ----        ----              ----        ----
(Amounts in thousands, except share and per share amounts)
Income:
   Insurance revenues                                       $  131,825     124,988            66,776      63,801
   Net investment income                                        51,212      38,226            25,990      19,156
   Realized investment gains, net                                  164         158                61          53
                                                            ----------  ----------        ----------  ----------

        Total income                                           183,201     163,372            92,827      83,010
                                                            ----------  ----------        ----------  ----------

Benefits, claims and expenses:
   Benefits and claims                                          82,856      71,346            41,239      35,417
   Underwriting, acquisition and insurance expenses:
     Taxes, commissions and general expenses                    58,907      57,332            30,220      30,157
     Amortization of deferred acquisition costs                 14,454      12,931             7,516       6,528
   Other operating expenses                                      3,778       1,934             2,195         979
                                                            ----------  ----------        ----------  ----------

        Total benefits, claims and expenses                    159,995     143,543            81,170      73,081
                                                            ----------  ----------        ----------  ----------

        Earnings before income taxes                            23,206      19,829            11,657       9,929
Income taxes                                                     7,661       6,350             3,856       3,179
                                                            ----------  ----------        ----------  ----------

        Net earnings                                        $   15,545      13,479             7,801       6,750
                                                            ==========  ==========        ==========  ==========

        Net earnings per share of common stock              $     1.13         .97               .56         .49
                                                            ==========  ==========        ==========  ==========

Dividends declared per share                                $      .39         .49               .20         .31
                                                            ==========  ==========        ==========  ==========

Average number of shares outstanding                        13,814,245  13,836,211        13,818,302  13,839,065
                                                            ==========  ==========        ==========  ==========


See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                               1997           1996
                                                             --------        -------
(Amounts in thousands, except share and per share amounts)
Common stock:
  Balance at beginning of period                             $ 13,967         13,933

  Other shares issued                                              38             34
                                                             --------        -------

  Balance at end of period                                     14,005         13,967
                                                             --------        -------

Additional paid-in capital:
  Balance at beginning of period                               42,644         42,215

  Excess over par value on shares issued                          584            317

  Net change on exercise of stock options                        (330)           112
                                                             --------        -------

  Balance at end of period                                     42,898         42,644
                                                             --------        -------

Retained earnings:
  Balance at beginning of period                              163,460        148,454

  Add net earnings                                             15,545         13,479
                                                             --------        -------
                                                              179,005        161,933

  Deduct cash dividends declared on common stock - $.39
   per share in 1997 and $.49 per share in 1996                (5,386)        (6,778)
                                                             --------        -------

  Balance at end of period                                    173,619        155,155
                                                             --------        -------

Yield enhancement, contract and issuance costs
  of mandatorily redeemable preferred securities
  at end of period                                             (9,160)           -
                                                             --------        -------

Net unrealized investment gains (losses):
  Balance at beginning of period                               12,158         16,772

  Change during the period                                      2,288         (8,533)
                                                             --------        -------

  Balance at end of period                                     14,446          8,239
                                                             --------        -------

Treasury stock:
  Balance at beginning of period                                3,287          2,045

  Add treasury shares purchased (19,401 shares in 1997
    and 33,451 shares in 1996)                                    504            760
                                                             --------        -------

  Balance at end of period                                      3,791          2,805
                                                             --------        -------

      Total stockholders' equity                             $232,017        217,200
                                                             ========        =======


See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                   1997                1996
                                                                 --------            --------
  (Amounts in thousands)
  Operating activities:
    Net earnings                                                  $15,545              13,479
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Change in agents' balances and prepaid commissions           1,313               1,080
       Change in premiums receivable                               (4,836)             (2,659)
       Change in accrued investment income                         (3,417)             (2,451)
       Change in reinsurance receivables                            2,412                (948)
       Amortization of deferred acquisition costs                  14,454              12,931
       Acquisition costs deferred                                 (20,548)            (17,239)
       Change in future policy benefits                             2,769              (7,687)
       Change in policyholders' account balances                   46,372              26,149
       Change in unearned premiums                                   (532)               (322)
       Change in policy and contract claims                         1,160              (2,165)
       Change in income taxes                                       2,980               4,231
       Provision for depreciation and amortization                  1,030               1,366
       Change in unearned investment income                           327                (187)
       Other, net                                                    (859)              2,496
                                                                  -------             -------

       Net cash provided by operating activities                   58,170              28,074
                                                                  -------             -------
  Investing activities:
    Sales of debt securities                                       26,833               4,652
    Maturities of debt securities                                  31,950              17,493
    Sales (purchases) of short-term investments, net                   80              11,021
    Sales of equity securities                                      2,033                 658
    Maturities of mortgage loans on real estate                     1,683               1,671
    Policy loans paid                                              15,577              17,108
    Acquisitions, net of cash acquired                            (47,620)                -
    Purchases of debt securities                                  (55,604)            (40,306)
    Purchases of equity securities                                    -                (2,648)
    Origination of mortgage loans on real estate                  (11,525)            (10,668)
    Policy loans made                                             (33,975)            (24,111)
    Purchases and additions of property and equipment
        and investment real estate                                 (2,688)             (1,524)
    Other, net                                                        (19)                125
                                                                  -------             -------

    Net cash used by investing activities                         (73,275)            (26,529)
                                                                  -------             -------

  Financing activities:
    Change in notes payable to banks, net                         (70,195)              4,080
    Proceeds from securities offering, net                         99,794                 -
    Dividends to stockholders                                      (5,386)             (6,778)
    Other, net                                                        (70)              1,500
                                                                  -------             -------

    Net cash provided (used) by financing activities               24,143              (1,198)
                                                                  -------             -------

  Increase in cash                                                  9,038                 347
  Cash, beginning of period                                        21,672              20,682
                                                                  -------             -------

  Cash, end of period                                             $30,710              21,029
                                                                  =======             =======


See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

(3) On March 3, 1997, the Company closed on the acquisition of Columbia Universal Corporation and its principal subsidiary, CUL, for $44.0 million in cash. CUL markets individual life, annuity and supplemental health products to selected markets. Amounts for CUL are reflected in the Company's June 30, 1997 financial statements.

(4)  On June 30, 1997, the Company closed on the acquisition of Concord
     General Life Insurance Company (Concord General) for $7.5 million in cash. Concord General primarily markets supplemental life and health insurance products through worksite marketing. The acquisition was included in the balance sheet at June 30, 1997, but will not be included in earnings until the third quarter of 1997.

(5) During the second quarter of 1997, the Company completed an offering of mandatorily redeemable preferred securities, raising $103.5 million, of which the net proceeds were used to retire bank debt.

(6) Earnings per share of common stock were based on the weighted average number of shares outstanding during each period, excluding treasury shares. Options outstanding to purchase common stock had no significant dilutive effect on earnings per share.

(7) Current accrued income taxes were included in other liabilities in the amount of $557,533 at June 30, 1997 and $100,000 at December 31, 1996, in
     the accompanying consolidated balance sheets.

(8) The Company's insurance subsidiaries, like other insurance companies, are currently defendants in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected to in the ordinary course of business and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1997 COMPARED TO
                          PERIODS ENDED JUNE 30, 1996


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

The Company acquired Columbia Universal for $44 million in cash. This acquisition closed on March 3, 1997. Effective December 31, 1996, the Company acquired a block of business from Kentucky Home Mutual Life Insurance Company with approximately $1.8 million of premiums and premium equivalents and $3.3 million of assets. These acquisitions were reflected in the Company's financial statements at June 30, 1997. On June 30, 1997, the Company closed on the acquisition of Concord General Life Insurance Company (Concord General) for a total consideration of $7.5 million. The balance sheet at June 30, 1997 reflected the consolidation of Concord General.

Insurance revenues for reporting purposes pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the six months ended June 30, 1997 were $131.8 million, an increase of 5.5% from the $125.0 million for the same period in 1996. For the three months ended June 30, 1997, insurance revenues were $66.8 million versus $63.8 million for the same period in 1996, an increase of 4.7%. These increases were due primarily to an increase in long-term care revenues and the inclusion of CUL revenues of $6.9 million and $3.4 million for the six months and three months ended June 30, 1997, respectively, with no comparable amounts in 1996.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. Including premium equivalents of $184.3 million and $140.0 million for the six months ended June 30, 1997 and 1996, respectively, insurance revenues, including premium equivalents, were $316.2 million and $265.0 million, up 19.3% in 1997. For the three months ended June 30, 1997 and 1996, insurance revenues, including premium equivalents of $105.5 million and $79.2 million, respectively, were $172.3 million and $143.0 million, respectively, up 20.5% in 1997. These increases in insurance revenues including premium equivalents were due in part to an increase in long-term care revenues. Additionally, credit insurance revenues and premium equivalents were up due to increased sales of reinsurance, which generally provides less risk to the Company at an acceptable profit margin and an increase in administrative services only business. Also, CUL revenues and premium equiva-

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1997 COMPARED TO
                          PERIODS ENDED JUNE 30, 1996


RESULTS OF OPERATIONS (CONTINUED)

lents were $19.4 million and $13.5 million for the six months and three months ended June 30, 1997, respectively, with no comparable amounts in 1996.

For the six months ended June 30, 1997, net investment income was $51.2 million, an increase of 34.0% over the $38.2 million reported for the same period in 1996. Net investment income for the three months ended June 30, 1997 was $26.0 million compared to $19.2 million for the three months ended June 30, 1996, or an increase of 35.7%. These increases in net investment income for the six months and three months ended June 30, 1997 compared to the same periods in 1996 were due primarily to an increase in invested assets, and $12.5 million and $6.4 million of investment income for CUL for the six months and three months ended June 30, 1997, respectively, with no comparable amounts in 1996. These increases were partially offset by a decrease in Management Security Plan (MSP) policy loan interest due to a decrease in the average rate charged (7.92% in 1997 versus 9.30% in 1996) on increased policy loan balances (see page 9 for discussion regarding MSP loans.) The effective yield on invested assets for the six months ended June 30, 1997 was 7.57% compared to 7.81% for the same period in 1996. Excluding MSP policy loans, the effective yield was 7.43% for the six months ended June 30, 1997 and 6.98% for the same period in 1996.

Benefits and claims were $82.9 million for the six months ended June 30, 1997, up 16.1% from the $71.3 million for the same period in 1996. For the three months ended June 30, 1997, benefits and claims totaled $41.2 million compared to $35.4 million for the same period in 1996, or an increase of 16.4%. These increases for the six months and three months ended June 30, 1997 versus 1996 were due primarily to increased ordinary benefits, including increased dread disease claims and an increase in reserves for long-term care business due to its growth. Also, 1997 included benefits and claims for CUL of $12.8 million and $6.1 million for the six months and three months ended June 30, with no comparable amounts for 1996.

Taxes, commissions, and general expenses aggregated $58.9 million for the first six months of 1997 versus $57.3 million for the first six months of 1996, or an increase of 2.7%. For the three months ended June 30, 1997 and 1996, taxes, commissions, and general expenses were $30.2 million for each period. The increase for the six months was primarily due to CUL taxes, commissions, and general expenses of $3.7 million for 1997 with no comparable amount for 1996, partially offset by a decrease in credit business commissions and taxes as a result of increased reinsured business.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing ordinary insurance are deferred and amortized over the premium-paying period of the related policies for traditional products.
For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force, and (2) the write-off of unamortized costs related to policies which are terminated. For the six months ended June 30, 1997, the amortization

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1997 COMPARED TO
                          PERIODS ENDED JUNE 30, 1996


RESULTS OF OPERATIONS (CONTINUED)

of deferred acquisition costs was $14.5 million compared to $12.9 million for the comparable period in 1996, or an increase of 11.8%. For the three months ended June 30, 1997, the amortization of deferred acquisition costs were $7.5 million compared to $6.5 million for the comparable period in 1996, or an increase of 15.1%. These increases in amortization expense were primarily due to increased amortization from the growth of business in force and CUL amortization of $1.8 million and $.9 million, respectively, for the six months and three months ended June 30, 1997 with no comparable amounts for 1996.

For the six months ended June 30, 1997, other operating expenses were $3.8 million compared to $1.9 million for the same period in 1996, or an increase of 95.3%. For the three months ended June 30, 1997, other operating expenses were $2.2 million compared to $1.0 million for the same period of 1996, or an increase of 124.2%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt including increased debt related to the acquisition of CUL.

Income taxes increased 20.6% for the six months ended June 30, 1997 from the same period in 1996, primarily as a result of an increase in net earnings and a higher effective tax rate. For the six months ended June 30, 1997 and 1996, the effective tax rate was 33.0% and 32.0%, respectively. The increase in the effective tax rate was primarily due to CUL's earnings being taxed at a rate of 35% in 1997.

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

The increase in net cash provided by operating activities for the six months ended June 30, 1997, compared to the same period in 1996, was due primarily to 1996 including the funding of surrenders of certain ordinary life policies and funding the return of certain group claim reserves with no such comparable fundings for 1997.

The increase in net cash used by investing activities for the six months ended June 30, 1997 versus the same period in 1996 was due primarily to the acquisition of CUL and Concord General.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED JUNE 30, 1997 COMPARED TO
                          PERIODS ENDED JUNE 30, 1996


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The increase in net cash provided by financing activities for the six months ended June 30, 1997, compared to the same period in 1996, was due primarily to the proceeds from the "FELINE PRIDES" securities offering, which was partially offset with the pay off of $70.2 million of debt.

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

At June 30, 1997, the fair value of the Company's debt and equity security portfolio aggregated $870.5 million compared with an amortized cost of $845.8 million, or an unrealized gain of $24.7 million. At December 31, 1996, the fair value of the portfolio aggregated $556.4 million compared with an amortized cost of $534.4 million, or an unrealized gain of $22.0 million. This change in the unrealized gain was primarily due to changes in market conditions.

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at June 30, 1997 aggregated $29.0 million with a market value of $29.1 million. At market value, these investments represented 1.6% of total assets, or 2.1% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The decrease in bank debt at June 30,1997, compared to the amount at December 31, 1996, reflected the paydown of bank debt with the proceeds of the securities offering. At June 30, 1997, the debt to total capital (excluding unrealized investment gains) ratio was 6.48%.

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


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)




Date     08/8/97                               /s/ Chris A. Verlander
    --------------------          ----------------------------------------------
                                  Chris A. Verlander, President and Chief
                                  Operating Officer (Authorized Officer)

Date     08/8/97                               /s/ C. Richard Morehead
    --------------------          ----------------------------------------------

                                  C. Richard Morehead, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)