Form 10-Q
period 1997-09-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1997-11-13
CIK 5172

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For Quarter Ended September 30, 1997 Commission File Number 1-7255




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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ----

          Number of registrant's shares of common stock outstanding at
                                October 31, 1997

                                   13,952,078

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                            SEPTEMBER 30, 1997           DECEMBER 31, 1996
                                                                            ------------------           -----------------
(Amounts in thousands, except share and per share amounts)
ASSETS
Investments:
   Debt securities, available-for-sale, at fair
     value (cost of $842,752 in 1997 and
     $512,900 in 1996)                                                         $   866,473                     521,916
   Equity securities, available-for-sale, at
     fair value (cost of $21,467 in 1997
     and $21,465 in 1996)                                                           40,343                      34,520
   Mortgage loans on real estate                                                    67,849                      53,736
   Investment real estate, at cost                                                     475                         453
   Policy loans                                                                    444,015                     399,608
   Short-term investments                                                           11,047                       1,216
                                                                               -----------                   ---------

       Total investments                                                         1,430,202                   1,011,449
                                                                               -----------                   ---------
   Cash                                                                             23,202                      21,672
   Agents' balances and prepaid commissions                                         34,924                      35,730
   Premiums receivable                                                              49,246                      40,989
   Accrued investment income                                                        37,967                      24,958
   Deferred acquisition costs                                                      227,986                     173,699
   Property and equipment, at cost,
     less accumulated depreciation                                                  31,690                      28,926
   Reinsurance receivables                                                          12,098                      13,423
   Other assets                                                                     37,793                      19,271
                                                                               -----------                   ---------
       Total assets                                                            $ 1,885,108                   1,370,117
                                                                               ===========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                                      $   285,900                     203,396
   Policyholders' account balances                                               1,008,774                     681,098
   Unearned premiums                                                                53,562                      52,279
   Policy and contract claims                                                       55,868                      51,261
                                                                               -----------                   ---------

       Total policy liabilities                                                  1,404,104                     988,034
   Notes payable to banks                                                           31,590                      85,459
   Deferred income taxes                                                            45,126                      32,344
   Other liabilities                                                                54,232                      35,337
                                                                               -----------                   ---------

       Total liabilities                                                         1,535,052                   1,141,174
                                                                               -----------                   ---------
AHLIC-obligated mandatorily redeemable preferred securities
   of subsidiaries holding solely subordinated debentures
   of AHLIC                                                                        103,500                          --
                                                                               -----------                   ---------

Stockholders' equity:
   Common stock of $1 par value.  Authorized
     35,000,000 in 1997 and 1996; issued
     14,020,861 in 1997 and 13,967,253 in 1996                                      14,021                      13,967
   Additional paid-in capital                                                       42,528                      42,644
   Retained earnings                                                               178,533                     163,460
   Yield enhancement, contract and issuance costs of
    mandatorily redeemable preferred securities                                     (9,552)                         --
   Net unrealized investment gains (losses)                                         22,532                      12,158
                                                                               -----------                   ---------
                                                                                   248,062                     232,229
   Less cost of 68,782 in 1997 and 153,728
     in 1996 common shares in treasury                                               1,506                       3,286
                                                                               -----------                   ---------

       Total stockholders' equity                                                  246,556                     228,943
                                                                               -----------                   ---------
       Total liabilities and shareholders' equity                              $ 1,885,108                   1,370,117
                                                                               ===========                   =========


See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                           FOR THE NINE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                           -------------------------     --------------------------

                                                                              1997             1996           1997            1996
                                                                              ----             ----           ----            ----
(Amounts in thousands, except share and per share amounts)
Income:
   Insurance revenues                                                     $   206,945          191,608        75,120          66,620
   Net investment income                                                       77,990           57,499        26,778          19,273
   Other income                                                                   443               --           443              --
   Realized investment gains, net                                                 310              283           146             125
                                                                          -----------       ----------    ----------      ----------

        Total income                                                          285,688          249,390       102,487          86,018
                                                                          -----------       ----------    ----------      ----------

Benefits, claims and expenses:
   Benefits and claims                                                        131,746          109,972        48,890          38,626
   Underwriting, acquisition and insurance expenses:
        Taxes, commissions and general expenses                                90,088           87,526        31,181          30,194
        Amortization of deferred acquisition costs                             22,763           19,119         8,310           6,188
   Other operating expenses                                                     6,380            3,047         2,602           1,114
                                                                          -----------       ----------    ----------      ----------

        Total benefits, claims and expenses                                   250,977          219,664        90,983          76,122
                                                                          -----------       ----------    ----------      ----------

        Earnings before income taxes                                           34,711           29,726        11,504           9,896
Income taxes                                                                   11,482            9,517         3,820           3,167
                                                                          -----------       ----------    ----------      ----------

        Net earnings                                                      $    23,229           20,209         7,684           6,729
                                                                          ===========       ==========    ==========      ==========

        Net earnings per share of common stock                            $      1.68             1.46           .55             .49
                                                                          ===========       ==========    ==========      ==========

Dividends declared per share                                              $       .59              .68           .20             .19
                                                                          ===========       ==========    ==========      ==========

Average number of shares outstanding                                       13,825,422       13,829,602    13,847,411      13,816,527
                                                                          ===========       ==========    ==========      ==========




See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                               1997             1996
                                                                             ---------        --------
(Amounts in thousands, except share and per share amounts)
Common stock:
   Balance at beginning of period                                            $  13,967          13,933

   Other shares issued                                                              54              34
                                                                             ---------        --------

   Balance at end of period                                                     14,021          13,967
                                                                             ---------        --------

Additional paid-in capital:
   Balance at beginning of period                                               42,644          42,215

   Excess over par value on shares issued                                          542             317

   Net change on exercise of stock options                                        (658)            112
                                                                             ---------        --------

   Balance at end of period                                                     42,528          42,644
                                                                             ---------        --------

Retained earnings:
   Balance at beginning of period                                              163,460         148,454

   Add net earnings                                                             23,229          20,209
                                                                             ---------        --------
                                                                               186,689         168,663

   Deduct cash dividends declared on common stock - $.59
    per share in 1997 and $.68 per share in 1996                                (8,156)         (9,401)
                                                                             ---------        --------

   Balance at end of period                                                    178,533         159,262
                                                                             ---------        --------
Yield enhancement, contract and issuance costs of
   mandatorily redeemable preferred securities at
   end of period                                                                (9,552)             --
                                                                             ---------        --------

Net unrealized investment gains (losses):
   Balance at beginning of period                                               12,158          16,772

  Change during the period                                                      10,374          (6,809)
                                                                             ---------        --------

   Balance at end of period                                                     22,532           9,963
                                                                             ---------        --------

Treasury stock:
   Balance at beginning of period                                                3,287           2,045

   Add treasury shares purchased (19,406 shares in 1997
      and 56,451 shares in 1996)                                                   504           1,241

    Less treasury shares surrendered (104,352 shares in 1997)                   (2,285)             --
                                                                             ---------        --------

   Balance at end of period                                                      1,506           3,286
                                                                             ---------        --------

        Total stockholders' equity                                           $ 246,556         222,550
                                                                             =========        ========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                             1997                 1996
                                                                                          ---------             -------
(Amounts in thousands)
Operating activities:
   Net earnings                                                                          $  23,229             20,209
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Change in agents' balances and prepaid commissions                                     807              2,413
        Change in premiums receivable                                                       (8,012)            (2,002)
        Change in accrued investment income                                                 (7,563)            (4,882)
        Change in reinsurance receivables                                                    3,272             (4,242)
        Amortization of deferred acquisition costs                                          22,763             19,119
        Acquisition costs deferred                                                         (31,295)           (27,001)
        Change in future policy benefits                                                    10,802             (4,671)
        Change in policyholders' account balances                                           59,209             36,201
        Change in unearned premiums                                                            824             (1,323)
        Change in policy and contract claims                                                 1,556                535
        Change in income taxes                                                               2,575              5,519
        Provision for depreciation and amortization                                          1,654              1,983
        Change in unearned investment income                                                   277               (237)
        Other, net                                                                          (1,552)             9,657
                                                                                         ---------           --------

        Net cash provided by operating activities                                           78,546             51,278
                                                                                         ---------           --------
Investing activities:
   Sales of debt securities                                                                 35,543             10,844
   Maturities of debt securities                                                            47,266             23,702
   Sales (purchases) of short-term investments, net                                         (5,094)            12,225
   Sales of equity securities                                                                2,390              1,737
   Maturities of mortgage loans on real estate                                               2,948              2,132
   Policy loans paid                                                                        24,025             21,275
   Acquisitions, net of cash acquired                                                      (50,876)                --
   Purchases of debt securities                                                            (99,305)           (67,127)
   Purchases of equity securities                                                             (342)            (4,483)
   Origination of mortgage loans on real estate                                            (14,711)           (17,609)
   Policy loans made                                                                       (49,212)           (34,915)
   Purchases and additions of property and equipment
        and investment real estate                                                          (3,628)            (2,148)
   Other, net                                                                                2,171              5,296
                                                                                         ---------           --------
   Net cash used by investing activities                                                  (108,825)           (49,071)
                                                                                         ---------           --------


Financing activities:
   Change in notes payable to banks, net                                                   (60,839)             7,190
   Proceeds from securities offering, net                                                   98,939                 --
   Dividends to stockholders                                                                (8,157)            (9,401)
   Other, net                                                                                1,866              1,013
                                                                                         ---------           --------

   Net cash provided (used) by financing activities                                         31,809             (1,198)
                                                                                         ---------           --------

Increase in cash                                                                             1,530              1,009
Cash, beginning of period                                                                   21,672             20,682
                                                                                         ---------           --------

Cash, end of period                                                                      $  23,202             21,691
                                                                                         =========           ========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(1) In the opinion of management, the accompanying consolidated financial statements, which are unaudited include all adjustments necessary to present fairly the consolidated results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, schedules and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

(2) The financial statements of the Company's life insurance operations, primarily the operations of American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (CUL), have been included in the consolidated financial statements on the basis of generally accepted accounting principles.

(3) On March 3, 1997, the Company closed on the acquisition of Columbia Universal Corporation which markets individual life, annuity and supplemental health products to selected markets. Amounts for CUL are reflected in the Company's September 30, 1997 financial statements.

      On June 30, 1997, the Company closed on the acquisition of Concord General Life Insurance Company (Concord General) which primarily markets supplemental life and health insurance products through worksite marketing. The acquisition was included in the balance sheet at September 30, 1997, and the earnings statement for the third quarter of 1997.

      Effective July 31, 1997, the Company acquired ERJ Insurance Group, Inc.
      (ERJ), a credit insurance marketing organization. The acquisition was included in the balance sheet at September 30, 1997 and the earnings statement from July 31, 1997.

      On September 30, 1997, the Company acquired the U.S. worksite marketing business of Security Life of Denver, a member of the ING Group. The acquisition was reflected in the balance sheet at September 30, 1997.

(4) During the second quarter of 1997, the Company completed an offering of mandatorily redeemable preferred securities, raising $103.5 million, the net proceeds of which were used to retire bank debt.

(5) Earnings per share of common stock were based on the weighted average number of shares outstanding during each period, excluding treasury shares. Options outstanding to purchase common stock had no significant dilutive effect on earnings per share.

(6) Current accrued income taxes were included in other liabilities in the amount of $388,983 at September 30, 1997 and $100,000 at December 31, 1996, in the accompanying consolidated balance sheets.

(7) The Company's insurance subsidiaries, like other insurance companies, are currently defendants in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected to in the ordinary course of business and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1996


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

The Company acquired Columbia Universal for $44 million in cash on March 3, 1997. Effective December 31, 1996, the Company acquired a block of business from Kentucky Home Mutual Life Insurance Company with approximately $1.8 million of premiums and premium equivalents and $3.3 million of assets. On June 30, 1997, the Company closed on the acquisition of Concord General Life Insurance Company (Concord General) for a total consideration of $7.5 million. Effective July 31, 1997, AHLIC acquired ERJ Insurance Group, Inc., a credit insurance marketing organization. These acquisitions were reflected in the Company's financial statements at September 30, 1997. Effective September 30, 1997, the Company acquired the U.S. worksite marketing business from Security Life of Denver, a member of the ING Group (ING), with approximately $14.0 million of premiums. The ING acquisition is included in the balance sheet at September 30, 1997.

Pursuant to generally accepted accounting principles (GAAP), insurance revenues for reporting purposes include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the nine months ended September 30, 1997 were $206.9 million, an increase of 8.0% from the $191.6 million for the same period in 1996. For the three months ended September 30, 1997, insurance revenues were $75.1 million versus $66.6 million for the same period in 1996, an increase of 12.8%. These increases were due primarily to an increase in long-term care revenues and the inclusion of CUL revenues of $10.5 million and $3.6 million for the nine months and three months ended September 30, 1997, respectively, with no comparable amounts in 1996.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is important to evaluate insurance revenues including premium equivalents. Including premium equivalents of $274.2 million and $222.9 million for the nine months ended September 30, 1997 and 1996, respectively, insurance revenues, including premium equivalents, were $481.2 million and $414.5 million, up 16.1% in 1997. For the three months ended September 30, 1997 and 1996, insurance revenues, including premium equivalents of $89.8 million and $82.9 million, respectively, were $164.9 million and $149.5 million, respectively, up 10.3% in 1997. These increases in insurance revenues including premium equivalents were due in part to an increase in long-term care revenues. Additionally, for the nine months ended September 30, 1997, credit insurance revenues and premium equivalents were up due to increased sales of reinsurance, which generally provides less risk to the Company and an increase in administrative services only business. Also, CUL revenues and premium equivalents were $36.2 million and $9.9 million for the nine months and three months ended September 30, 1997, respectively, with no comparable amounts in 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended September 30, 1997, net investment income was $78.0 million, an increase of 35.6% over the $57.5 million reported for the same period in 1996. Net investment income for the three months ended September 30, 1997 was $26.8 million compared to $19.3 million for the three months ended September 30, 1996, or an increase of 38.9%. These increases in net investment income for the nine months and three months ended September 30, 1997 compared to the same periods in 1996 were due primarily to an increase in invested assets, and $19.0 million and $6.5 million of investment income for CUL for the nine months and three months ended September 30, 1997, respectively, with no comparable amounts in 1996. These increases were partially offset by a decrease in Management Security Plan (MSP) policy loan interest due to a decrease in the average rate charged (7.93% in 1997 versus 9.13% in 1996) on increased policy loan balances (see page 9 for discussion regarding MSP loans.) The effective yield on invested assets for the nine months ended September 30, 1997 was 7.56% compared to 7.77% for the same period in 1996. Excluding MSP policy loans, the effective yield was 7.42% for the nine months ended September 30, 1997 and 7.02% for the same period of 1996.

Benefits and claims were $131.7 million for the nine months ended September 30, 1997, up 19.8% from the $110.0 million for the same period in 1996. For the three months ended September 30, 1997, benefits and claims totaled $48.9 million compared to $38.6 million for the same period in 1996, or an increase of 26.6%. These increases for the nine months and three months ended September 30, 1997 versus 1996 were due primarily to increased ordinary benefits, including increased dread disease and individual accident and health claims and an increase in reserves for long-term care business due to its growth. Also, 1997 included benefits and claims for CUL of $19.3 million and $6.5 million for the nine months and three months ended September 30, with no comparable amounts for 1996.

Taxes, commissions, and general expenses aggregated $90.1 million for the first nine months of 1997 versus $87.5 million for the first nine months of 1996, or an increase of 2.9%. For the three months ended September 30, 1997, taxes, commissions, and general expenses were $31.2 million compared to $30.2 million for the same period in 1996, or an increase of 3.3%. These increases for the nine months and three months were primarily due to CUL taxes, commissions, and general expenses of $5.9 million and $2.2 million, respectively, for 1997 with no comparable amounts for 1996, partially offset by a decrease in credit commissions and taxes as a result of increased reinsured business.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing traditional ordinary insurance products are deferred and amortized over the premium-paying period of the related policies. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force, and (2) the write-off of unamortized costs related to policies which are terminated. For the nine months ended September 30, 1997, the amortization of deferred acquisition costs was $22.8 million compared to $19.1 million for the comparable period in 1996, or an increase of 19.1%. For the three months ended

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS (CONTINUED)

September 30, 1997, the amortization of deferred acquisition costs were $8.3 million compared to $6.2 million for the comparable period in 1996, or an increase of 34.3%. These increases in amortization expense were primarily due to increased amortization from the growth of business in force and CUL amortization of $2.8 million and $1.0 million, respectively, for the nine months and three months ended September 30, 1997 with no comparable amounts for 1996.

For the nine months ended September 30, 1997, other operating expenses were $6.4 million compared to $3.0 million for the same period in 1996, an increase of 109.4%. For the three months ended September 30, 1997, other operating expenses were $2.6 million compared to $1.1 million for the same period of 1996, or an increase of 133.7%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt and the interest on the mandatorily redeemable preferred securities issued at the end of the second quarter of 1997. For the nine months ended September 30, 1997, the increase in the amount of average outstanding bank debt included increased debt related to the acquisition of CUL.

Income taxes increased 20.6% for the nine months ended September 30, 1997 from the same period in 1996, primarily as a result of an increase in net earnings and a higher effective tax rate. For the nine months ended September 30, 1997 and 1996, the effective tax rate was 33.1% and 32.0%, respectively. The increase in the effective tax rate was primarily due to the earnings of the companies acquired in 1997 being taxed at a rate of 35% in 1997.

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

The increase in net cash provided by operating activities for the nine months ended September 30, 1997, compared to the same period in 1996, was due primarily to 1996 including the funding of surrenders of certain ordinary life policies and funding the return of certain group claim reserves with no such comparable fundings for 1997.

The increase in net cash used by investing activities for the nine months ended September 30, 1997 versus the same period in 1996 was due primarily to the acquisition of CUL, Concord General, and ERJ.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1996


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The increase in net cash provided by financing activities for the nine months ended September 30, 1997, compared to the same period in 1996, was due primarily to the proceeds from the mandatorily redeemable preferred securities offering, which was partially offset with the net reduction of $60.8 million of debt.

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

At September 30, 1997, the fair value of the Company's debt and equity security portfolio aggregated $906.8 million compared with an amortized cost of $864.2 million, or an unrealized gain of $42.6 million. At December 31, 1996, the fair value of the portfolio aggregated $556.4 million compared with an amortized cost of $534.4 million, or an unrealized gain of $22.0 million. This change in the unrealized gain was primarily due to changes in market conditions.

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at September 30, 1997 aggregated $31.6 million with a market value of $32.6 million. At market value, these investments represented 1.7% of total assets, or 2.3% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The decrease in bank debt at September 30, 1997, compared to the amount at December 31, 1996, reflected the paydown of bank debt with the proceeds of the securities offering. At September 30, 1997, the debt to total capital (excluding unrealized investment gains) ratio was 8.8%.

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

Item 6.     Exhibits and Reports on Form 8-K.


            (a)     Exhibits

                    27 Financial Data Schedule (for SEC purposes only)

            (b)     (1)    Form 8-K dated July 25, 1997

                           Item 4.  Change in Registrant's Certifying Accountant

                           Item 7.  Financial Statements and Exhibits

                             -  letter dated July 28, 1997 from KPMG Peat Marwick LLP to the
                                SEC

                    (2)    Form 8-KA dated July 25, 1997

                           Item 4.  Change in Registrant's Certifying Accountant

                           Item 7.  Financial Statements and Exhibits

                             -  letter dated July 28, 1997 from KPMG Peat Marwick LLP to the
                                SEC

                             -  letter dated August 28, 1997 from KPMG Peat Marwick LLP to the
                                SEC


                           PART II - OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)




Date 11/12/97                      /s/ C. Richard Morehead
    -------------          ---------------------------------------------------
                           C. Richard Morehead, President and Chief
                           Operating Officer (Authorized Officer)





Date 11/12/97                        /s/ John K. Anderson, Jr.
    -------------          ---------------------------------------------------
                           John K. Anderson, Jr., Executive Vice President and
                           Chief Financial Officer (Principal Financial and
                           Accounting Officer)