Form 10-K
period 1997-12-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1998-03-31
CIK 5172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X] ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 5, 1998 was approximately $289,515,730.

         As of March 5, 1998, there were 27,840,225 shares of Common Stock, par value $1.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

         PROXY STATEMENT DATED MARCH 20, 1998              PART III
                    (Document)                       (Where Incorporated)

                               TABLE OF CONTENTS


Item                                                                       Page
 No.                             Description                                No.
----                                                                       ----
 1.      BUSINESS........................................................    3

 2.      PROPERTIES......................................................   14

 3.      LEGAL PROCEEDINGS...............................................   14

 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   15

 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.............................................   15

 6.      SELECTED FINANCIAL DATA.........................................   16

 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................   17

 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   22

 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................   45

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   45

11.      EXECUTIVE COMPENSATION..........................................   47

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..................................................   47

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   47

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.....................................................   48

         SIGNATURES......................................................   49

ITEM 1.  BUSINESS

         American Heritage Life Investment Corporation is a holding company whose principal subsidiaries are American Heritage Life Insurance Company ("AHL") and Columbia Universal Life Insurance Company ("CUL"). (Collectively, American Heritage Life Investment Corporation and its subsidiaries are the "Company".) AHL was organized on September 11, 1956 and is presently authorized to do business as a life insurance company in all states, other than New York, and in the District of Columbia, U.S. Virgin Islands and Puerto Rico. AHL is engaged in the business of underwriting life and accident and health insurance on an individual, group and credit basis. AHL is a leading marketer of life and supplemental health insurance products through payroll allotment, a specialized distribution method on which it has focused since its inception. Payroll allotment is an efficient way to distribute most products to employees on the job by conveniently deducting the premium from their paychecks. CUL, a subsidiary of AHL, markets annuity and individual life insurance products and is currently licensed in 36 states and Puerto Rico.

         The Company has reported increased operating earnings for 22 consecutive years and has increased dividends to shareholders for 29 consecutive years. The following chart presents the Company's consolidated operating earnings for the last ten years. Operating earnings are defined as net earnings excluding realized investment gains and losses, net of income taxes, and non-recurring gains related to the sale of home office property.


                     OPERATING EARNINGS HISTORY

 YEAR ENDED                              OPERATING EARNINGS           % INCREASE
-----------                              ------------------           ----------
DECEMBER 31                               (IN THOUSANDS)           FROM PRIOR YEAR
-----------                               --------------           ---------------

   1988....................................  $10,649                    10.5%
   1989....................................   11,920                    11.9
   1990....................................   13,409                    12.5
   1991....................................   15,019                    12.0
   1992....................................   16,739                    11.5
   1993....................................   18,945                    13.2
   1994....................................   22,334                    17.9
   1995....................................   24,174                     8.2
   1996....................................   26,759                    10.7
   1997....................................   31,058                    16.1


------------

         The Company's principal subsidiary, AHL, is rated "A (Excellent)" by A.M. Best, an independent nationally recognized insurance publishing and rating service and has an insurer claims paying ability rating of "AA" from Standard & Poor's Insurance Rating Services. A.M. Best ratings for solvent insurance companies range from "A++ (Superior)" to "D (Very Vulnerable)". An A.M. Best rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered an investment recommendation. A Standard & Poor's insurance claims paying ability rating is an assessment of an operating insurance company's financial capacity to meet obligations under an insurance policy in accordance with its terms. Standard & Poor's ratings range from "AAA (Extremely strong capacity to meet contractual policy obligations)" to "D (Default, terms of the obligation will not be met)." AHL's AA rating, the second highest major rating category, indicates a very strong capacity to meet contractual policy obligations. At December 31, 1997, the Company had $1.9 billion of total assets, $252.2 million of stockholders' equity, and $25.7 billion of gross life insurance volume in force. Also, approximately 95% of the $923.3 million of debt securities held by the company had an investment grade ratings.

         The executive offices of the Company are located at the American Heritage Life Building, 1776 American Heritage Life Drive, Jacksonville, Florida 32224, and the Company's telephone number is (904) 992-1776.

BUSINESS STRATEGIES

         The Company's objective is to continue its record of increased operating earnings by following the strategies set forth below:

                  COMMITMENT TO CORE BUSINESS. The Company's primary focus will continue to be on its core businesses. Additionally, the Company will continue to evaluate opportunities to grow from expansion through strategic alliances and acquisitions of blocks of business and/or companies that are compatible with the Company's core businesses.

                  CONCENTRATION ON MARKET NICHE. The Company believes it has a competitive advantage in workplace marketing based upon its commitment to provide quality service, its offering of an expanding portfolio of products, and its development of processes and technology that are unique to servicing and administering that marketplace.

                  SYNERGISTIC MARKETING AND STRATEGIC ALLIANCES. The Company's three marketing areas - ordinary, group and credit - provide opportunities for cross-selling the Company's products. The Company's group operations in particular provide the Company's ordinary operations access to sell workplace marketing products. The Company also has and is continuing to develop strategic alliances with other insurers to cross-sell such entities' products and to allow each entity access to the other's distribution channels.

                  FOCUS ON EXPENSE CONTROL. The Company believes that its record of profitable growth has resulted from a combination of revenue growth and focus on expense control. The Company's ratio of general insurance expenses to total revenue (defined for this purpose as including premiums, premium equivalents and investment income and excluding realized investment gains and losses) has been recognized as being low as compared to industry norms. General insurance expenses as a percentage of total revenues for the years ended December 31, 1988 through 1997, ranged from a high of 6.2% to a low of 4.9% with a current level of 5.4% for the year ended December 31, 1997.

ACQUISITIONS

         The Company acquired Columbia Universal Life Insurance Company for $44 million in cash effective January 1, 1997. Effective December 31, 1996, the Company acquired a block of business from Kentucky Home Mutual Life Insurance Company with approximately $1.8 million of premiums and premium equivalents and $3.3 million of assets. On June 30, 1997, the Company closed on the acquisition of Concord General Life Insurance Company for a total consideration of $7.5 million. Effective July 31, 1997, AHLIC acquired ERJ Insurance Group, Inc., a credit insurance marketing organization. Effective September 30, 1997, the Company acquired a block of business from Security Life of Denver, a member of the ING Group, with approximately $14.0 million of premiums. These acquisitions were reflected in the Company's financial statements at December 31, 1997. Each of these acquisitions has been accounted for as a purchase and the operating results from the respective acquisition effective dates are included in the consolidated statement of earnings. In February 1998, the Company announced the acquisition of Keystone State Life Insurance Company of Philadelphia, Pennsylvania, for $10,300,000. The definitive agreement was signed on March 21, 1998 and the transaction is expected to close in June. Keystone has approximately $40 million in assets and $5 million in insurance revenues.

MARKETING AREAS

         The Company has three primary marketing areas: ordinary, group and credit. The following table sets forth the insurance revenues and pre-tax operating earnings of the three marketing areas for each of the years in the five year period ended December 31, 1997.

                                                YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------------------
                              1997          1996          1995          1994          1993
                            --------      --------      --------      -------       --------
                                                   ($ IN THOUSANDS)
INSURANCE REVENUES (1):
  Ordinary
    Life                    $ 60,957      $ 42,998      $ 40,173      $ 38,405      $ 37,000
    Accident and health      107,261        94,423        83,545        75,588        71,975
                            --------      --------      --------      --------      --------
      Total ordinary        $168,218      $137,421      $123,718      $113,993      $108,975
                            --------      --------      --------      --------      --------

  Group
    Life                    $  9,906      $ 10,482      $  8,604      $  7,719      $ 10,350
    Accident and health       21,128        24,998        31,321        35,503        42,473
                            --------      --------      --------      --------      --------
      Total group           $ 31,034      $ 35,480      $ 39,925      $ 43,222      $ 52,823
                            --------      --------      --------      --------      --------

  Credit
    Life                    $ 32,753      $ 36,650      $ 35,380      $ 29,516      $ 29,183
    Accident and health       47,826        48,968        48,228        43,858        36,395
                            --------      --------      --------      --------      --------
      Total credit          $ 80,579      $ 85,618      $ 83,608      $ 73,374      $ 65,578
                            --------      --------      --------      --------      --------
      Total                 $279,831      $258,519      $247,251      $230,589      $227,376
                            ========      ========      ========      ========      ========

INSURANCE REVENUES AND
PREMIUM EQUIVALENTS (1):
    Ordinary                $241,081      $181,469      $167,328      $161,612      $149,106
    Group                    223,596       214,933       206,354       167,520       158,188
    Credit                   173,784       171,209       138,134       116,318       103,113
                            --------      --------      --------      --------      --------
      Total                 $638,461      $567,611      $511,816      $445,450      $410,407
                            ========      ========      ========      ========      ========

PRE-TAX OPERATING
EARNINGS (2):
    Ordinary                $ 40,314      $ 35,070      $ 28,935      $ 26,049      $ 21,798
    Group                      4,608         4,513         7,470         7,323         6,042
    Credit                     5,604         3,750         2,739         1,754         1,720
                            --------      --------      --------      --------      --------
      Total                 $ 50,526      $ 43,333      $ 39,144      $ 35,126      $ 29,560
                            ========      ========      ========      ========      ========


(1)Pursuant to generally accepted accounting principles insurance revenues include only the fees charged for interest-sensitive and administrative services only business and do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Thus it is necessary to evaluate insurance revenues including premium equivalents. Ordinary insurance revenues for reporting purposes pursuant to generally accepted accounting principles include only the cost of insurance, expense and surrender charges for interest-sensitive products. Insurance revenues do not include cash deposits from interest-sensitive products. Group and credit insurance revenues for GAAP reporting purposes do not include premium equivalents for the periods presented. Group premium equivalents represent the claim costs paid for split funded or self funded plans which are paid with policyholder funds as opposed to being paid by the Company. Under indemnity type plans offered by the Company, claims are considered in determining the premiums to be paid by the policyholder. Credit premium equivalents represent reinsured premiums and earned premium equivalents related to administrative services only business.

(2)Pre-tax operating earnings represent the pre-tax operating earnings of the respective marketing areas excluding non-insurance related income and expense and realized investment gains and losses.

ORDINARY DEPARTMENT

         GENERAL. Ordinary operations provide interest-sensitive products (universal life, single and flexible premium deferred annuities, single premium immediate annuities, level and decreasing term products and supplemental accident and health insurance products) to individuals. The largest portion (78%) for the year ended December 31, 1997) of new annualized sales was produced through workplace marketing with the remainder produced by a variety of direct billing methods through individual agents. The Company's strategy in its ordinary operations is to offer a broader product mix than its competitors through workplace marketing and to solicit all of the employee base by targeting direct sales of insurance products to higher income employees in addition to payroll deduction sales. Recent life insurance studies published by LIMRA International, a prominent industry market research organization, indicate that AHL is one of only four life insurance companies that sell in excess of $40 million of voluntary payroll life and payroll health insurance premiums per year. To describe the Company's differentiation in the marketplace, the Company has coined the following descriptive phrase: "AHL - The Workplace Marketer(R) - the company that serves the life and supplemental health insurance needs of the American worker - from the lunchroom to the board room."

         Distribution by workplace marketing requires a sophisticated data processing capability which the Company has developed over the years. The Company believes it has sufficient data processing capacity to accommodate future growth for the foreseeable future without any significant additional capital expenditures.

         The Ordinary Department has been a key component of the strategy and profit-making ability of the Company since its founding. For the year ended December 31, 1997, the Ordinary Department accounted for approximately 80% of the Company's pre-tax operating earnings, which excludes non-operating items not allocated to the marketing areas.

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

                  PAYROLL DEDUCTION PRODUCTS:         UPSCALE PRODUCTS:
                  Universal Life                      Universal Life
                  Term Life                           Term Life
                  Annuities                           Annuities
                  Cancer                              Long Term Care
                  Accident                            Home Health Care
                  Disability Income                   Cancer
                  Hospital Indemnity
                  Long Term Care

         New product development is underway to add to our payroll portfolio in 1998. A group voluntary disability income product, a group voluntary term product and a sickness rider attached to the company's accident product are to be introduced.

         It is the general policy of the Company to declare the interest rate to be credited on funds received from interest-sensitive products monthly with such rates being guaranteed for one year for both first year and renewal funds during a particular month. All interest-sensitive products are subject to surrender charge provisions which vary depending upon the particular type of policy. For universal life-type policies, the surrender charges generally range over a period of 5-20 years at varying rates, depending upon the plan of insurance. For annuities, the surrender charges generally range over a period of 7-10 years with charges varying from 1% to 10% of the accumulated fund value over the surrender charge period.

         All ordinary accident and health products are guaranteed renewable, with periodic rate increases permitted due to adverse claims experience with the approval of the respective state insurance department. Major health products include cancer, accident, disability income, long-term care, home health care and hospital income. Premiums on ordinary policies are payable on a monthly, quarterly, semi-annual, annual, single or flexible premium basis.

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

         DISTRIBUTION SYSTEM/STRATEGIC ALLIANCES. The Company's products are marketed through the personal producing general agent ("PPGA") system in 49 states. The Company has found the PPGA system to be an efficient distribution system. These agents are not exclusively AHL producers but may write business for several insurance companies. Each PPGA's compensation is based only upon production. Additionally, AHL's strategic alliance initiative targets life insurance companies to offer AHL's workplace marketing products through their existing distribution systems. The interest level expressed by the targeted companies is high due to several factors, including the promising potential of workplace marketing, the targeted companies' lack of one or more of the major components necessary for success in workplace marketing, and the targeted companies' recognition of AHL as a successful, quality company dedicated and committed to workplace marketing. The Company presently has strategic alliance partnerships in place with several life insurance companies which are expected to provide access to significant distribution systems during 1998 and beyond.

         The Ordinary Department's distribution system operates with efficiency and effectiveness that are consistent with the Company's philosophy as a service oriented, results driven organization. In addition to the Home Office, the Company maintains fourteen regional offices located throughout the United States. The Company has expanded its national presence in 1997 by establishing additional regional offices in Lacrosse, Wisconsin; Denver, Colorado; Salt Lake City, Utah; and Concord, New Hampshire. The decision to expand the number of regional offices was influenced by the Company's desire to fully support the evolving opportunities developing with strategic alliances and national accounts. To further support our sales commitment, two new corporate office executive marketing positions were added. In early 1998, a Vice President of Special Markets position was created to closely manage our strategic alliance opportunities.

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

         MARKETS. Although the Company's Group Department focuses its efforts in the southeastern United States, it has clients of national scope. The Company markets group life and health insurance to corporate employers who have 51 or more employees located in the southeast. The Company has focused on an integrated approach to manage benefits. With health care being a locally delivered product, it is important to establish close relations with providers and client companies.

         The Company's target market will continue to be corporate employers with 100 or more lives. Particular emphasis has been placed on direct marketing to those employers having a home office or regional presence within the southeastern United States employing between 500 and 5,000 employees. With many multi-thousand life groups, AHL is proficient in the management of large groups. The products offered by the Company's Group Department complement the individual life and health products sold through workplace marketing and provide the Company's agents and brokers and the Company's client companies with a complete portfolio of products and services.

         PRODUCTS. The Company's group products include group term life insurance, accidental death and dismemberment, short-term disability, long-term disability, dental, and major medical coverage. A wide range of funding vehicles, including fully insured, split funding and self-funded products, are sold within these product lines. For the years ended December 31, 1997 and 1996, approximately 86% and 83%, respectively, of group business (based on premiums and premiums equivalents) was written on a self-funded or split funded basis.

         The Company has developed innovative new products and approaches to controlling and reducing health care costs for its client companies. Specifically, two areas that continue to enhance the products and services offered by the Group Department are the AHL Select Provider Network and its managed care activities. Through the AHL Select Provider Network, the Company's customers receive preferential pricing from hospitals, physicians, and other providers of medical services and supplies. At year end 1997, there were 2,048 hospitals and 131,982 physicians included in the AHL Select Provider Network. The Company's managed care activities, which utilize a professional staff with diverse medical and clinical backgrounds to assist the Company's insureds`in obtaining quality medical care, include preadmission certification, prenatal, cancer, psychiatric, substance abuse, and large care management programs.

         The Company will continue to develop products and services to meet employer/employee needs. As managed care has gained growing acceptance within the Company's market, the Company has complemented its product line with the introduction of health maintenance organizations ("HMO") products. Initial product offerings were made within the North Florida area in 1997.

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

CREDIT DEPARTMENT

         GENERAL. Credit operations consist of life, and accident and health insurance and property coverages offered to consumer debtors, primarily through banks, automobiles dealers, finance companies and retailers. The Company currently offers credit insurance products in 44 states and ranks among the top 15 credit life insurance providers in the country. Typically, credit insurance will pay outstanding loan obligations in the event of an insurance loss. This coverage is issued on either the single-premium or outstanding loan balance basis.

         MARKETS AND PRODUCTS. The AHL Credit Department is a full service credit insurance operation (credit life, credit accident and health insurance) providing direct and reinsured programs to a broad spectrum of the marketplace including the bank, automobile dealer, finance and retail markets. The Company also offers credit property insurance through its wholly-owned subsidiary, First Colonial Insurance Company. In addition, the Company provides training and additional products that generate fee income through ERJ Insurance Group, Inc. ("ERJ") its wholly-owned subsidiary based in Miami Springs, Florida.

         The distribution channels used by AHL to market credit products include direct marketing by regional sales managers, home office based marketing staff, ERJ-based marketing, and the general agency system. The Company has expanded its credit insurance marketing activities to include 44 states. As a result, the opportunity for growth is excellent and the Company anticipates continuing to grow and expand its credit operations.

         TECHNOLOGY. The Credit Division's operations are enhanced by state-of-the art technology. The XYCOR system is an on-line system that allows all areas of the Credit Department to interact in the administration of the Credit insurance business. The system allows for simultaneous processing of new premiums and refunds, agent commissions, reinsurance reporting, account experience reporting and claims. The system creates processing efficiencies by minimizing input redundancy, improving access to data and the generation of error and control reports. It provides marketing support by generating information that can be used for profitability, trend and exposure analysis. The system has greatly assisted the Credit Department in attracting and maintaining accounts and assisting others to manage their blocks of business.

         COMPETITION. The credit industry is well established, and is closely controlled by state regulation. Competition and consolidation activity were very strong in 1997. Several companies have restricted their marketing and several major players have withdrawn completely from the market place. These changes have created opportunities for both new account sales and the administration of run-off business for companies that have ceased writing credit insurance. The Company has successfully administered the run-off business for two companies that had terminated their credit operations and is currently administering the business of a large automobile credit insurance company that ceased writing new business in 1995. The Company also has increased its sales of reinsured business which currently accounts for 68% of its total credit insurance business. The Company currently administers 143 reinsurance companies compared to 10 in 1990 which, with its tight expense control, allows it to be very competitive in this market.

         FUTURE PLANS. The Company's plans are to continue to expand its markets geographically. Currently, its business is concentrated in the southeast, but we have also experienced significant growth in the northwest and southwest in recent years. New credit sales continue to increase as a result of opening new accounts and the expansion of existing accounts. Also, there has been an increase in the sale of reinsured business, including privately-owned reinsurance companies, which generally provides less risk to the Company at an acceptable profit margin. The Company has been successful in achieving a balance in our sources of business from banks, automobile dealers, consumer finance companies, retailers and miscellaneous sources. In the immediate future, the Company will concentrate on the finance company, retail, reinsured automobile markets, and the automobile and bank markets which can be acquired as a result of training and marketing provided by ERJ.

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

         At December 31, 1997 and 1996, the Company had consolidated invested assets of $1,471.4 million and $1,011.4 million, respectively. The following tabulation sets forth the categories, amounts and percentages of these investments.

                                                      DECEMBER 31,                    DECEMBER 31,
                                                          1997        % OF TOTAL          1996         % OF TOTAL
                                                      ------------    ----------      ------------     ----------
                                                                           ($ IN THOUSANDS)
         Debt securities available-for-sale           $  923,287        62.8%         $  521,916          51.6%
         Equity securities available-for-sale             36,817         2.5              34,520           3.4
         Mortgage loans on real estate                    70,697         4.8              53,736           5.3
         Investment real estate                              482          --                 453            --
         Policy loans                                    407,482        27.7             399,608          39.5
         Short-term investments                           32,635         2.2               1,216            .2
                                                      ----------       -----          ----------         -----
                  Total                               $1,471,400       100.0%         $1,011,449         100.0%
                                                      ==========       =====          ==========         =====

         At December 31, 1997, the Company had consolidated debt securities available-for-sale at an amortized cost of $889.8 million and a fair value of $923.3 million. The following tabulation sets forth these investments by Standard and Poor's rating categories.


                                                                  DECEMBER 31, 1997
                                                            -----------------------------
         RATING                                             AMORTIZED COST     FAIR VALUE
         ------                                             --------------     ----------
                                                                    ($ IN THOUSANDS)
         AAA                                                   $284,724          $288,724
         AA                                                      61,090            63,390
         A,A-                                                   207,077           218,154
         BBB+, BBB, BBB-                                        257,145           269,162
         BB+ and lower                                           42,139            43,474
         Non-rated                                                  345               354
         Private placements                                       4,755             7,297
                                                               --------          --------
         Total bonds                                            857,275           890,555
         Redeemable preferred stocks                             32,536            32,732
                                                               --------          --------
                  Total debt securities available-for-sale     $889,811          $923,287
                                                               ========          ========

         The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalties.

                                                       DECEMBER 31, 1997
                                                  ---------------------------
                                                  AMORTIZED COST   FAIR VALUE
                                                  --------------   ----------
                                                        ($ IN THOUSANDS)

         Due in one year or less                     $  5,003      $  5,054
         Due after one year through five years         61,709        63,968
         Due after five years through ten years       174,827       184,864
         Due after ten years                          403,550       421,847
         Mortgage backed securities                   212,186       214,822
         Redeemable preferred stocks                   32,536        32,732
                                                     --------      --------
               Total                                 $889,811      $923,287
                                                     ========      ========

         The following tabulation provides information with respect to the investment results of the Company for the years ended December 31, 1997, 1996 and 1995:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                          1997            1996              1995
                                                                        ----------      --------          --------
                                                                                     ($ IN THOUSANDS)

         Average invested assets, weighted(1)                           $1,395,566      $997,599          $923,946
         Net investment income                                             105,392        77,035            70,601
         Realized investment gains                                             466           420             6,003
         Change in unrealized investment gains (losses)
           on equity and debt securities(2)                                 13,454        (4,614)           27,664
         Ratio of net investment income to weighted
           average invested assets(3)                                         7.55%         7.72%             7.64%

--------------

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

         The amortized cost of non-investment grade bonds (rated below BBB- by Standard & Poor's Corporation and excluding private placements and non-rated securities) at December 31, 1997 was $42.1 million with a fair value of $43.5 million. At fair value, these investments represented 2.3% of total consolidated assets, or 3.0% of invested assets. The Company's holdings of non-investment grade securities has been limited and will continue to be minimal in the future.

         The Company's mortgage loan portfolio aggregated $70.7 million at December 31, 1997. There were no non-performing mortgage loans at December 31, 1997.

ADDITIONAL INFORMATION REGARDING INSURANCE OPERATIONS

         The following table sets forth the cash premiums and deposits received by geographic region in the United States for the Company's insurance subsidiaries for the three years ended December 31, 1997:

                                                                 YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1997          1996           1995
                                                       ----------    ------------   -----------
                                                                     ($ IN THOUSANDS)

         Southeast                                      $261,610        $265,784       $258,408
         Southwest                                        85,952          45,307         43,804
         Midwest                                          22,440          16,204         14,185
         Northeast                                        19,303          12,920          8,220
         Northwest                                        15,596          14,699         12,523
                                                        --------        --------       --------
               Total                                    $404,901        $354,914       $337,140
                                                        ========        ========       ========

         The following tabulation sets forth the amount of gross life insurance volume in force by industry segment at December 31, 1997, 1996, and 1995:

                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                               1997      1996        1995
                                             -------    -------     -------
                                                     ($ IN MILLIONS)

         Type of Insurance:
             Ordinary                        $13,973    $ 9,759     $ 9,167
             Credit                            4,549      4,590       4,138
             Group                             7,163      6,174       5,079
                                             -------    -------     -------
                Total                        $25,685    $20,523     $18,384
                                             =======    =======     =======

REINSURANCE

         It is the general practice of the life insurance industry to reinsure portions of life and accident and health insurance risks with other companies. The maximum amount of ordinary insurance which AHL generally retains on any one life currently insured under ordinary policies is $100,000 for policies issued prior to July 1, 1994 and $200,000 for policies issued subsequent to July 1, 1994, with reductions for certain substandard, military and older age risks. The major portion of reinsurance ceded on a GAAP basis is under agreements with American United Life Insurance Company, Barnett Banks Insurance, Inc., Cigna Re, General Financial Life Insurance Company, Life Reassurance Corporation of America, Lincoln National Life Insurance Company, The Phoenix Home Life Mutual Insurance Company, Reinsurance Group of America, Inc., Southwestern Dealers Insurance Company, Swiss Re Life & Health America, Inc. and Transamerica Occidental Life Insurance Company. At December 31, 1997, the aggregate amount of life insurance volume in force ceded under reinsurance agreements totaled $5.3 billion (20.7% of the total in force at that date). For the year ended December 31, 1997, $47.0 million, or 21.1% of the total accident and health insurance premiums written, were reinsured.

         Pursuant to GAAP and the terms and conditions of the reinsurance agreements with the reinsurers, the Company has reflected reinsurance receivables in its consolidated financial statements for the portion ceded to the respective reinsurer.

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

FINANCIAL REGULATION

         The Risk-Based Capital for Insurers Model Act (the "Model Act") was adopted by the National Association of Insurance Commissioners ("NAIC") in 1993. The main purpose of the Model Act was to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action.

         The Model Act requires the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial factors to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels.

         Based on calculations using the NAIC formula as of December 31, 1997, all of the Company's insurance subsidiaries exceeded the required level for RBC.

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

OTHER BUSINESS

         The non-life insurance operations, excluding AHL, CUL, Concord and FCIC, consisted primarily of intercompany operations which are eliminated in consolidation and accordingly did not contribute materially to consolidated operating earnings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The high and low sales prices of the Common Stock of the Company, as reported on the NYSE Composite Tape (ticker symbol: "AHL"), and the cash dividends paid on the Common Stock during the fiscal years ended December 31, 1996 and 1997 are set out below:

                                                                        CASH DIVIDENDS
                                                       HIGH     LOW     PAID PER SHARE
                                                      ------   ------   --------------

         1996:
           First Quarter                              $11.94   $10.25        $.0900
           Second Quarter                              12.13     9.94         .0900
           Third Quarter                               10.88     9.50         .0950
           Fourth Quarter                              13.88     9.89         .0950
         1997:
           First Quarter                              $13.75   $11.75        $.0950
           Second Quarter                              16.50    11.94         .0950
           Third Quarter                               20.25    16.50         .1000
           Fourth Quarter                              20.00    17.31         .1000

         As of February 28, 1998, the approximate number of holders of record of Common Stock was 8,200.

         All share and per share amounts have been restated to reflect the two-for-one stock split in the form of a stock dividend paid March 4, 1998 to shareholders of record February 18, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except per share amounts)

YEARS ENDED DECEMBER 31                                     1997          1996           1995           1994           1993
Operating earnings                                  $       31,058        26,759         24,174         22,334         18,945
Basic operating earnings per share
  of common stock*                                            1.13           .97            .88            .81            .76
Diluted operating earnings per share
  of common stock*                                            1.12           .97            .87            .80            .76
-----------------------------------------------------------------------------------------------------------------------------
Net earnings                                        $       31,360        27,032         28,075         23,641         19,715
Basic net earnings per share of common stock*                 1.14           .98           1.01            .85            .80
Diluted net earnings per share of common stock *              1.13           .98           1.01            .85            .79
-----------------------------------------------------------------------------------------------------------------------------
Basic weighted average number of
  shares outstanding*                                       27,561        27,567         27,682         27,666         24,780
Diluted weighted average number
  of shares outstanding*                                    27,831        27,711         27,819         27,749         24,844
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends paid per share*                      $          .39           .37            .35            .32            .30
-----------------------------------------------------------------------------------------------------------------------------
Insurance revenues                                  $      279,831       258,519        247,251        230,589        227,376
Premium equivalents                                        358,629       309,092        264,565        214,861        183,031
Insurance revenues including
  premium equivalents                                      638,460       567,611        511,816        445,450        410,407
-----------------------------------------------------------------------------------------------------------------------------
Pre-tax operating profit margin                              11.98%        11.75%         11.15%         10.98%          9.52%
After-tax operating profit margin                             8.04%         7.97%          7.61%          7.51%          6.50%
Operating return on equity                                   14.05%        12.83%         12.43%         12.63%         13.83%
Price to operating earnings ratio                            15.93         13.53          13.15          11.81          12.42
Year-end closing stock price*                       $        18.00         13.13          11.44           9.56           9.44
Debt to total debt and capital ratio                         10.61%        28.27%         31.93%         31.37%         29.90%
-----------------------------------------------------------------------------------------------------------------------------
At December 31:
Total assets                                        $    1,915,259     1,370,117      1,317,896      1,179,257      1,138,578
AHLIC-obligated mandatorily redeemable
  preferred securities                                     103,500             -              -              -              -
Stockholders' equity                                       252,223       228,943        219,329        173,360        183,930
Life insurance volume in force                          25,685,297    20,523,032     18,384.006     16,815,666     15,601,113


* Share and per share amounts have been restated for a two-for-one stock split paid March 4, 1998 to shareholders of record February 18, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         American Heritage Life Investment Corporation (AHLIC) and subsidiaries (the "Company") are engaged primarily in the life insurance business. The Company's consolidated earnings are primarily attributable to its principal subsidiaries, American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (CUL). Following is a discussion of the significant components of the consolidated results of operations for the years ended December 31, 1997, 1996 and 1995.

INSURANCE OPERATIONS
           Insurance revenues pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products.

           As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on an administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is necessary to evaluate insurance revenues including premium equivalents. As demonstrated in the table on page 1, for 1997, 1996 and 1995, insurance revenues were $279.8 million, $258.5 million and $247.3 million, respectively, while total insurance revenues including premium equivalents were $638.5 million, $567.6 million and $511.8 million, respectively. Because so much of the Company's business is interest-sensitive and administrative services only, insurance revenues including premium equivalents are a better measure of sales and growth.

           Ordinary insurance revenues amounted to $168.2 million, $137.4 million and $123.7 million in 1997, 1996 and 1995, respectively. Premiums including equivalents were $241.1 million, $181.5 million and $167.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in insurance revenues and premiums and premium equivalents in 1997 over 1996 and 1996 over 1995 were due primarily to increased policy charges on interest-sensitive products due to increased sales, increased sales of individual accident and health plans, and rate increases on certain cancer/dread disease plans. 1997 included $14.1 million of insurance revenues and $31.5 million of premium equivalents for CUL, without a corresponding amount in 1996. The increase in individual accident and health sales in 1996 compared to 1995 included for the first time a full year of new long-term care product sales that increased revenues approximately $5.7 million.

         Group insurance revenues in 1997, 1996 and 1995 totaled $31.0 million, $35.5 million and $39.9 million, respectively. Premiums and premium equivalents were $223.6 million, $214.9 million and $206.4 million for 1997, 1996 and 1995, respectively. The decreases in insurance revenues were due to increased sales of self-funded or split-funded business. The increases in premiums and premium equivalents included the sales to larger group cases that were sold on a self-funded basis.

         Credit insurance revenues for 1997, 1996 and 1995 were $80.6 million, $85.6 million and $83.6 million, respectively. Credit premiums and premium equivalents amounted to $173.8 million, $171.2 million and $138.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in credit insurance revenues in 1996 and premium and premium equivalents in 1997 and 1996 are a result of geographic expansion, increased sales of reinsured business, which generally provides less risk to the Company at an acceptable profit and additional fee income generated from administering the run-off of credit life and health insurance for another insurance company, effective June 1996. The decrease in credit insurance revenues from 1996 to 1997 was due to a reduction in sales of retained insured business. The recent acquisition of ERJ Insurance Group, Inc. (ERJ) has enabled AHL and ERJ to significantly broaden offerings of credit life insurance, supplemental products and training services.

         Ordinary benefits and claims in 1997, 1996 and 1995 were $144.3 million, $111.0 million and $103.2 million, respectively. 1997 included $25.4 million of benefits and claims from CUL operations. The increase each year was also the result of growth in first year and renewal business, increased interest credited to policyholder account balances and some increase in mortality and morbidity experience.

         Group benefits and claims in 1997, 1996 and 1995 totaled $18.3 million, $24.0 million and $25.6 million, respectively. Group benefits have been reduced as a result of the managed care program, the AHL Select Provider Network and new cases written on a self-funded or split-funded basis where claims are not included in the Company's benefits and claims expenses for financial statement purposes.

         Credit benefits and claims amounted to $12.6 million, $13.9 million and $19.8 million in 1997, 1996 and 1995, respectively. These decreases were due, in part, to a reduction in the change in unearned premiums which is included in credit benefits and claims. These reductions were also the result of terminating unprofitable accounts and certain previously fully insured accounts converting to reinsured accounts.

         The Company's major operating costs consist of commissions, payroll, premium taxes and administrative-related expenditures. General insurance expenses as a percentage of total income, excluding realized investment gains (losses) and including premium equivalents, was 5.4% for the year ended December 31, 1997 and remained constant at 4.9% for the years ended December 31, 1996 and 1995. The increase in 1997 compared to 1996 and 1995 is due to recent acquisitions having higher expense levels than the Company and additional expenses associated with new production and technology. Excluding the acquisitions, the 1997 expense ratio was 5.1%.

          Ordinary taxes, commissions and general expenses were $45.4 million, $33.1 million, $29.4 million for 1997, 1996 and 1995, respectively. The increase in 1997 is primarily due to CUL expenses of $7.9 million. The increase each year was also the result of growth in ordinary business. Group taxes, commissions and general expenses were $13.6 million, $12.3 million, $12.2 million, respectively. These expenses have remained relatively flat due to a decrease in taxes and commissions offset by an increase in general expenses. The increases in Group general expenses in 1997, 1996 and 1995 were due to growth in business, administration of larger group cases and the implementation of a new local area network group system. Credit taxes, commissions and general expenses were $68.4 million, $72.3 million and $65.1 million in 1997, 1996 and 1995, respectively. The decrease in 1997 was attributable to a decrease in earned commissions due to decreased insurance revenues. The increase in 1996 was primarily due to an increase in commissions earned as a result of increased insurance revenues and a higher effective commission rate due to increased contingent commissions as a result of improved claims.

         Amortization of deferred acquisition costs and cost of business acquired was $32.4 million in 1997, $25.6 million in 1996, and $23.7 million in 1995. These increases were primarily due to CUL amortization of $4.1 million in 1997 with no comparable amount in 1996, growth in business in force, and an increase in lapses of individual health business resulting from the implementation of rate increases, which increase the write-off of the policies' deferred acquisition costs.

         Non-segmented operating expenses in 1997, 1996 and 1995 were $5.1 million, $3.9 million and $3.4 million, respectively. These expenses primarily relate to non-life insurance operations, including interest expense. Interest expense is a function of the average debt outstanding and interest rate charged. Interest expense included in non-segmented operating expenses was $7.7 million, $3.7 million and $3.3 million for 1997, 1996 and 1995, respectively. These increases were due primarily to additional bank debt outstanding and in 1997 included interest on the FELINE PRIDES.

INCOME TAXES
         Income tax expense was up in 1997 compared to 1996 due to an increase in pre-tax net earnings and a higher effective rate for our newly acquired companies and down in 1996 compared to 1995 due to a decrease in pre-tax net earnings including realized gains. The effective tax rates in 1997, 1996 and 1995 were 32.9%, 32.2%, and 32.2%, respectively.

NET INVESTMENT INCOME
           Net investment income was $105.4 million, $77.0 million, and $70.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. These increases were due primarily to CUL net investment income of $25.6 million in 1997 without a comparable amount in 1996, an increase in invested assets and changes made in the investment portfolio to improve the yield. The effective yields on invested assets for the years ended December 31, 1997, 1996 and 1995 were 7.55%, 7.72%, and 7.64%, respectively. The decrease in yield from 1996 to 1997 was due to market conditions as well as the acquisition of lower yielding portfolios through the acquisitions. The increase in yield from 1995 to 1996 was due to changes made in the investment portfolio including a reduction in lower yielding equity securities, an increase in higher yielding corporate bonds and mortgage loans, and increased MSP policy loan balances with a higher average interest rate.

PRE-TAX OPERATING EARNINGS
         Ordinary pre-tax operating earnings were $40.3 million, $35.1 million, and $28.9 million in 1997, 1996 and 1995, respectively. The increase each year was primarily due to growth in insurance revenues and investment income, less normal growth in benefits and claims, and expenses and for 1997 CUL's pre-tax operating earnings of $2.4 million with no comparable amount in 1996.

          Group pre-tax earnings were $4.6 million, $4.5 million and $7.5 million in 1997, 1996 and 1995, respectively. The decreases in group pre-tax operating earnings in 1997 and 1996 compared to 1995 were the results of reduced margins on certain cases due to the competitive pricing in the group marketplace on both administrative services only and insured business and increased health claims on insured cases.

           Credit pre-tax operating earnings were $5.6 million, $3.8 million and $2.7 million in 1997, 1996 and 1995, respectively. The increase in credit pre-tax operating earnings in 1997 over 1996 and 1996 over 1995 was the result of terminating certain unprofitable accounts and reducing the commissions paid on accounts with unsatisfactory margins. Additionally, the Company is administering the run-off of the credit life and health insurance business for another insurance company, effective June 1996, which will increase fee income over a four-year period. The Company is only responsible for administration of the run-off and has no insurance risk.

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

REALIZED INVESTMENT GAINS
           Realized investment gains, net were $.5 million for the year ended December 31, 1997 compared to $.4 million for the year ended December 31, 1996 and $6.0 million for the year ended December 31, 1995. The realized investment gains for the respective periods were primarily the result of adjustments made in the investment portfolio to increase the yield on invested assets less recognizing any decline in value other than temporary in the value of certain investments. The 1995 realized investment gains also included realized gains on real estate.

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

OPERATING ACTIVITIES
           The net cash provided by operating activities for the years ended December 31, 1997, 1996 and 1995 aggregated $96.7 million, $66.5 million and $75.8 million, respectively. The increase from 1996 to 1997 was due to an increase in policyholder account balances as a result of reduction in surrenders in 1997. The decrease in 1996 from 1995 was due primarily to (1) the funding of surrenders and maturities of certain ordinary life policies in 1996 and (2) an increase in reinsurance receivables primarily from the increased sale of credit reinsured accounts.

           The Company's policy loans are a higher percentage of invested and total assets than industry norm as a result of a significant block of Management Security Plan (MSP) business. The MSP product is an interest-sensitive, deferred compensation/ executive benefit-type product with the policy loan feature being an integral part of the product. A market rate of interest is charged on the policy loans and a predetermined built-in spread is achieved between the interest rate charged on the policy loans and the interest rate credited on the loaned funds. Accordingly, all MSP policy loans are completely collateralized by the underlying policyholders' account balances. All policy loans are funded out of cash provided by operating activities and do not represent a significant restriction on the Company's liquidity.

INVESTMENTS
           The Company's balance sheet contains a high ratio of liquid assets. Such assets are made up of cash, short-term investments and readily marketable securities.

           The amortized cost of high yield bonds at December 31, 1997 aggregated $42.1 million with a market value of $43.5 million. At December 31, 1997 these investments represented only 2.3% of total assets, or 3.0% of invested assets.

           Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities classified as available-for-sale be reported at fair value and the related unrealized gain or loss net of deferred income taxes be reported as a separate component of stockholders' equity. Additionally, pursuant to GAAP, deferred acquisition costs for interest-sensitive products, decreased $9.4 million at December 31, 1997 and decreased $3.4 million at December 31, 1996 for the effect that would have been recognized had the unrealized gain at December 31, 1997 and 1996 on debt securities actually been realized.

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

           The mortgage loan portfolio at December 31, 1997, which aggregated $70.7 million, consisted of residential mortgages of $2.2 million and commercial mortgages of $68.5 million (with no concentration in any particular industry), all of which were first mortgages on properties. There were no non-performing mortgage loans in the portfolio at December 31, 1997.

           Policy loans totaled $407.5 million at December 31, 1997, or 27.7% of total invested assets. The significant amount of policy loans was attributable to the policy loans associated with the MSP executive deferred compensation plan offered by the Company which aggregated $357.6 million at December 31,1997. As discussed earlier, the policy loan feature is an integral part of the product. MSP policy loans decreased by $13.1 million in 1997 over 1996.

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

SOURCES OF FINANCING

         Notes payable to banks at December 31, 1997 were $39.2 million compared to a balance of $85.5 million at December 31, 1996. The decrease in bank debt at December 31, 1997 compared to the amount at December 1996 reflected the pay down of bank debt with the proceeds of the securities offering. The weighted average interest rate on the bank debt at December 31, 1997 was 6.4%.

         The Company completed a FELINES PRIDES convertible security offering in June 1997, resulting in net proceeds of $99.4 million which was used to retire bank debt of the Company.

ACQUISITIONS

           Effective December 31, 1996, the company acquired a block of business from Kentucky Home Mutual Life Insurance Company with approximately $1.8 million of premiums and premium equivalents and $3.3 million of assets. The Company acquired CUL for $44 million in cash effective January 1, 1997. On June 30, 1997, the Company closed on the acquisition of Concord General Life Insurance Company (Concord General) for a total consideration of $7.5 million. Effective July 31, 1997, AHLIC acquired ERJ Insurance Group, Inc., a credit insurance marketing organization. Effective September 30, 1997, the Company acquired a block of business from Security Life of Denver, a member of the ING Group (ING), with approximately $14.0 million of premiums. These acquisitions were reflected in the Company's financial statements at December 31, 1997.

YEAR 2000

         The year 2000 Issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs or equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities.

         The Company has completed an assessment and has in place a Year 2000 compliance plan which includes updates and revisions to existing software, and the installation of replacement software. The Company's Year 2000 plan is to ensure that there are no data-related failures associated with computer hardware, computer software, business equipment, control systems or its relationships with business partners. The Company has implemented a corporate project team and is using internal and external resources for testing and acceptance of software and hardware. The Company has been aggressively addressing Year 2000 compliance since 1996 and is on schedule to have the conversion completed according to plan.

OTHER

           The Company is a holding company; and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financing. In addition, the Company charges its subsidiaries a management fee to cover its basic operating expenses.

           The amount of dividends that AHL can pay to the Company is limited by regulatory restriction to an annual amount equal to the greater of 10% of AHL's statutory surplus, or its prior year's statutory gain from operations plus net realized capital gains on a noncumulative basis if AHL will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. AHL chose not to pay any dividends to the Company during 1997 and 1996. A dividend of approximately $13.2 million, related to AHL's earnings in 1994, was paid to the Company in 1995. Approximately $25.1 million, related to 1997 earnings of the insurance subsidiaries, is available to dividend to the Company during 1998 without regulatory approval. The outstanding bank debt of the Company is serviced through either dividends from its subsidiaries in excess of the amount required to pay stockholder dividends or by replacement borrowing.

         In the fourth quarter of 1997, the Board of Directors of American Heritage Life Investment Corporation authorized management to repurchase from time to time up to 500,000 shares (equivalent of 1,000,000 shares after the two-for-one stock split) of the Company's common stock. At December 31, 1997, 73,800 shares (147,600 shares after the two-for-one stock split) had been acquired and funded by borrowings of $2.7 million.

         Risk-based capital is a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, AHL, CUL, Concord, and FCIC exceeded the Risk-Based Capital requirements at December 31, 1997 and 1996.

FORWARD - LOOKING INFORMATION

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

              Factors that may cause the Company's actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities: (i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance products; (iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives;
(vii) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (ix) changes in the Company's liquidity due to changes in asset and liability matching; (x) restrictions on insurance underwriting based on genetic testing and other criteria; (xi) adverse changes in the ratings obtained by independent rating agencies; (xii) failure to maintain adequate reinsurance; (xiii) possible claims relating to sales practices for insurance products and claim denials and (xiv) adverse trends in mortality and morbidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
(1) FINANCIAL STATEMENTS
      Independent Accountants' Reports, Years ended December 31, 1997, 1996 and 1995............................23
      Consolidated Statements of Earnings, Years ended December 31, 1997, 1996, and 1995........................24
      Consolidated Balance Sheets, December 31, 1997 and 1996...................................................25
      Consolidated Statements of Stockholders' Equity, Years ended December 31, 1997, 1996, and 1995..................................................................................................26
      Consolidated Statements of Cash Flows, Years ended December 31, 1997, 1996 and 1995.......................27
      Notes to Consolidated Financial Statements, Years ended December 31, 1997, 1996 and 1995..................28
      Quarterly Financial Data..................................................................................37

(2) FINANCIAL STATEMENT SCHEDULES:

I.  - Summary of Investment - Other than Investments in Related Parties, December 31, 1997......................38
II. - Condensed Financial Information of Registrant, December 31, 1997 and 1996 and
      Years ended December 31, 1997, 1996 and 1995..............................................................39
III.- Supplementary Insurance Information, Years ended December 31, 1997, 1996 and 1995.........................43
IV. - Reinsurance, Years ended December 31, 1997, 1996 and 1995.................................................44

         All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                        INDEPENDENT ACCOUNTANTS' REPORTS

The Stockholders and Board of Directors
American Heritage Life Investment Corporation

         We have audited the 1997 consolidated financial statements of American Heritage Life Investment Corporation and subsidiaries as listed in the accompanying index under Item 8. In connection with our audit of the consolidated financial statements, we have also audited the 1997 financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedules based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Heritage Life Investment Corporation and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related 1997 financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                            Ernst & Young LLP

February 5, 1998
                             * * * * * * * * * * *


The Stockholders and Board of Directors
American Heritage Life Investment Corporation

         We have audited the 1996 and 1995 consolidated financial statements of American Heritage Life Investment Corporation and subsidiaries as listed in the accompanying index under Item 8. In connection with our audits of the consolidated financial statements, we have also audited the 1996 and 1995 financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Heritage Life Investment Corporation and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                        KPMG Peat Marwick LLP

January 29, 1997

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS




(In thousands except per share amounts)
YEARS ENDED DECEMBER 31                                      1997           1996          1995

Income:
  Insurance revenues                                       $279,831       258,512        247,251
  Net investment income                                     105,392        77,035         70,601
  Other income                                                1,098            --             --
  Realized investment gains, net                                466           420          6,003
------------------------------------------------------------------------------------------------
        Total income                                        386,787       335,974        323,855
------------------------------------------------------------------------------------------------
Benefits, claims and expenses:
  Benefits and claims                                       175,170       148,887        148,581
  Underwriting, acquisition and insurance expenses:
    Taxes, commissions and general expenses                 123,008       117,414        106,399
    Amortization of deferred acquisition costs
      and cost of business acquired                          32,425        25,628         23,744
  Other operating expenses                                    9,454         4,186          3,694
------------------------------------------------------------------------------------------------
        Total benefits, claims and expenses                 340,057       296,115        282,418
------------------------------------------------------------------------------------------------
        Earnings before income taxes                         46,730        39,859         41,437
Income taxes                                                 15,370        12,827         13,362
------------------------------------------------------------------------------------------------
        Net earnings                                       $ 31,360        27,032         28,075
------------------------------------------------------------------------------------------------
Basic net earnings per share of common stock               $   1.14           .98           1.01

Diluted net earnings per share of common stock             $   1.13           .98           1.01



See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS



(In thousands except share and per share amounts)
DECEMBER 31                                                                                1997         1996
ASSETS
Investments:
  Debt securities, available-for-sale, at fair value
    (amortized cost of $889,811 in 1997 and  $512,900 in 1996)                      $   923,287      521,916
  Equity securities, available-for-sale, at fair value (cost of
    $20,329 in 1997 and $21,465 in 1996)                                                 36,817       34,520
  Mortgage loans on real estate                                                          70,697       53,736
  Investment real estate, at cost                                                           482          453
  Policy loans                                                                          407,482      399,608
  Short-term investments                                                                 32,635        1,216
------------------------------------------------------------------------------------------------------------
        Total investments                                                             1,471,400    1,011,449
------------------------------------------------------------------------------------------------------------
Cash                                                                                     23,261       21,672
Agents' balances and prepaid commissions                                                 35,268       35,730
Premiums receivable                                                                      43,196       40,989
Accrued investment income                                                                30,519       24,958
Deferred acquisition costs and cost of business acquired                                223,651      173,699
Property and equipment, at cost, less accumulated
     depreciation of $15,308 in 1997 and $11,825 in 1996                                 31,898       28,926
Reinsurance receivables                                                                  11,004       13,423
Other assets                                                                             45,062       19,271
------------------------------------------------------------------------------------------------------------
        Total assets                                                                $ 1,915,259    1,370,117
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits                                                            $   289,765      203,396
  Policyholders' account balances                                                     1,013,602      681,098
  Unearned premiums                                                                      52,666       52,279
  Policy and contract claims                                                             58,484       51,261
------------------------------------------------------------------------------------------------------------
        Total policy liabilities                                                      1,414,517      988,034
------------------------------------------------------------------------------------------------------------
Notes payable to banks                                                                   39,192       85,459
Deferred income taxes                                                                    46,820       32,344
Other liabilities                                                                        59,007       35,337
------------------------------------------------------------------------------------------------------------
        Total liabilities                                                             1,559,536    1,141,174
------------------------------------------------------------------------------------------------------------
AHLIC-obligated mandatorily redeemable preferred securities of subsidiaries
  holding solely subordinated debentures of AHLIC                                       103,500            -
------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock of $1.00 par value:
    Authorized 35,000,000; issued 14,020,861 in 1997 and 13,967,253 in 1996              14,021       13,967
  Preferred stock:
    Convertible of $10.00 par value: Authorized 500,000 shares; none issued                   -            -
    Non-convertible of $10.00 par value: Authorized 500,000 shares; none issued               -            -
  Additional paid-in capital                                                             42,528       42,644
  Retained earnings                                                                     183,852      163,460
  Yield enhancement, contract and issuance costs of mandatorily
    redeemable preferred securities                                                      (9,561)           -
  Net unrealized investment gains                                                        25,612       12,158
------------------------------------------------------------------------------------------------------------
                                                                                        256,452      232,229
Less cost of 142,589 in 1997 and 153,728 in 1996 common shares in treasury                4,229        3,286
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                      252,223      228,943
------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                  $ 1,915,259    1,370,117
------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




(In thousands except share and per share amounts)

YEARS ENDED DECEMBER 31                                                  1997     1996      1995

Common stock:
  Balance at beginning of year                                       $  13,967    13,933    13,906
  Add shares issued on exercise of stock options                            32        20         5
  Other shares issued (surrendered), net                                    22        14        22
--------------------------------------------------------------------------------------------------
  Balance at end of year                                                14,021    13,967    13,933
--------------------------------------------------------------------------------------------------
Additional paid-in capital:
  Balance at beginning of year                                          42,644    42,215    41,866
  Addition (deduction) related to exercise of stock options               (658)      112       (54)
  Excess over par value on other shares issued                             542       317       403
--------------------------------------------------------------------------------------------------
  Balance at end of year                                                42,528    42,644    42,215
--------------------------------------------------------------------------------------------------
Retained earnings:
  Balance at beginning of year                                         163,460   148,454   129,406
  Add net earnings                                                      31,360    27,032    28,075
  Deduct cash dividends declared on common stock
    ($.40 per share in 1997, $.44 per share in 1996
    and $.33 per share in 1995)                                        (10,968)  (12,026)   (9,027)
--------------------------------------------------------------------------------------------------
  Balance at end of year                                               183,852   163,460   148,454
--------------------------------------------------------------------------------------------------
Yield enhancement, contract and issuance costs of mandatorily redeemable preferred securities:
  Balance at beginning of year                                             -00       -00       -00
  Issuance of mandatorily redeemable preferred securities               (9,561)      -00       -00
--------------------------------------------------------------------------------------------------
  Balance at end of year                                                (9,561)      -00       -00
--------------------------------------------------------------------------------------------------
Net unrealized investment gains (losses):
  Balance at beginning of year                                          12,158    16,772   (10,892)
  Change during the year                                                13,454    (4,614)   27,664
--------------------------------------------------------------------------------------------------
  Balance at end of year                                                25,612    12,158    16,772
--------------------------------------------------------------------------------------------------
Treasury stock:
  Balance at beginning of year                                           3,286     2,045       926
  Add treasury shares purchased (93,213 shares in 1997,
    56,451 shares in 1996 and 51,323 shares in 1995)                     3,228     1,241     1,119
  Less treasury shares issued (104,352 shares in 1997)                  (2,285)      -00       -00
--------------------------------------------------------------------------------------------------
  Balance at end of year                                                 4,229     3,286     2,045
--------------------------------------------------------------------------------------------------
                Total stockholders' equity                           $ 252,223   228,943   219,329
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



(In thousands)

YEARS ENDED DECEMBER 31                                                  1997           1996           1995
Operating activities:
  Net earnings                                                       $   31,360         27,032         28,075
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Provision for depreciation and amortization                         2,375          2,613          1,706
      Amortization of deferred acquisition costs
        and cost of business acquired                                    32,425         25,628         23,744
      Acquisition costs deferred                                        (43,114)       (36,018)       (33,067)
      Change in agents' balances and prepaid commissions                    462          3,346             70
      Change in premiums receivable                                      (1,963)           878          1,618
      Change in accrued investment income                                  (115)          (683)        (8,072)
      Change in reinsurance receivables                                   4,366         (4,192)         2,500
      Change in future policy benefits                                   14,039         (4,833)        12,576
      Change in policyholders' account balances                          64,037         45,410         49,147
      Change in unearned premiums                                            72         (1,039)         1,713
      Change in policy and contract claims liability                      3,922            885         (3,433)
      Change in income taxes                                              2,416          5,846          3,171
      Change in unearned investment income                                  221           (301)          (804)
      Other, net                                                        (13,817)         1,974         (3,110)
-------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                          96,686         66,546         75,834
-------------------------------------------------------------------------------------------------------------
Investing activities:
  Sales of debt securities                                               49,655         14,718         46,210
  Maturities of debt securities                                          62,718         46,109         32,026
  Sales of equity securities                                              3,572          5,968         13,951
  Maturities of mortgage loans on real estate                             3,927          3,479          2,033
  Policy loans paid                                                      78,669         25,372         18,124
  Sales of property and equipment and investment real estate                 90             17          1,296
  Acquisitions, net of cash acquired                                    (45,791)         1,561          6,047
  Purchases of debt securities                                         (174,674)       (80,010)      (121,355)
  Purchases of equity securities                                           (537)        (5,239)        (2,437)
  Origination of mortgage loans on real estate                          (18,534)       (27,709)       (10,913)
  Sales (purchases) of short-term investments, net                      (27,931)        21,669        (15,188)
  Policy loans made                                                     (67,323)       (48,129)       (42,737)
  Purchases of property and equipment and investment real estate         (4,431)        (2,789)        (2,030)
  Other, net                                                             12,057            (26)            --
-------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                            (128,533)       (45,009)       (74,973)
-------------------------------------------------------------------------------------------------------------
Financing activities:
  Net proceeds (paydowns) on borrowings                                 (53,237)        (9,535)        10,793
  Net proceeds from securities offering                                  98,478             --             --
  Dividends to stockholders                                             (10,968)       (12,026)        (9,027)
  Purchase of treasury stock                                             (3,228)        (1,241)        (1,119)
  Other, net                                                              2,391          2,255           (316)
-------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                   33,436        (20,547)           331
-------------------------------------------------------------------------------------------------------------
      Increase in cash                                                    1,589            990          1,192
Cash at beginning of year                                                21,672         20,682         19,490
-------------------------------------------------------------------------------------------------------------
Cash at end of year                                                  $   23,261         21,672         20,682
-------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                           $    8,292          6,325          5,721
  Federal income taxes                                                    9,806          6,550          9,650
-------------------------------------------------------------------------------------------------------------


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

           AHLIC is a holding company whose principal subsidiaries are American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (Columbia). AHL is licensed to do business as a life insurance company in 49 states, Puerto Rico, the District of Columbia and the U.S. Virgin Islands. It markets life and accident and health insurance on an individual, group and credit basis through licensed agents and brokers. Columbia, a subsidiary of AHL, markets annuity and individual life insurance products and is currently licensed in 36 states and Puerto Rico. First Colonial Insurance Company, a subsidiary of AHL, markets credit property insurance and is currently licensed in twelve states. Concord General Life Insurance Company, a subsidiary of AHL, markets supplemental life and health products through worksite marketing and is licensed in 15 states. ERJ Insurance Group, Inc., a subsidiary of AHLIC, is an insurance agency that markets a broad portfolio of credit products.

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

         Such principles differ in some respects from those followed in preparing statutory reports filed with various insurance departments. Under
GAAP:

         (1) Insurance Revenue and Expense Recognition: For traditional insurance products, premiums, benefits and expenses are reported in a manner which results in the recognition of profits over the life of the policies in proportion to gross premiums. For interest-sensitive products, premiums received are recognized as deposits; revenues consist of surrender, mortality and expense charges; and profits are recognized in relation to the incidence of expected gross profits.

         (2) Investments: Bonds and redeemable preferred stocks, which are classified as debt securities available-for-sale, are stated at fair value.

         (3) Deferred Acquisition Costs: The costs (principally commissions) of acquiring traditional life, interest-sensitive products and accident and health contracts, certain expenses of the policy issue and underwriting department, and certain agency expenses, all of which vary with and are primarily related to the production of new business, have been deferred. Deferred acquisition costs of traditional life and accident and health contracts are amortized over the premium payment period of the related policies using the same assumptions as were used for computing liabilities for future policy benefits, together with appropriate expense assumptions. For interest-sensitive life products, deferred acquisition costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. Assumptions used for estimating the related gross profits are evaluated regularly (at least annually) and amortization is modified as necessary.

         (4) Cost of Business Acquired: The value assigned to the insurance in force of acquired insurance companies at the date of acquisition is amortized using methods similar to those used for deferred acquisition costs.

         (5) Insurance Liabilities: The liabilities for future policy benefits for traditional life and accident and health contracts (which represent the excess of the present value of future benefits to be paid on behalf of or to policyholders over the present value of future net premiums) are computed by a net level premium method using assumptions deemed appropriate at the date of issue (or as of the date of acquisition for acquired blocks of business). Estimated future investment yield assumptions range from 3.75% to 8.00%; withdrawals are based on Company experience; mortality and morbidity from recognized morbidity and mortality tables are modified for anticipated company experience, with reasonable provisions for possible future adverse experience deviations. Policyholders' account balances for interest-sensitive products represent premiums received plus interest credited during the contract accumulation period, less contract charges for mortality and expenses. For the years ended December 31, 1997 and 1996, the weighted average interest rates credited to the policyholders' account balances were 5.46% and 5.37%, respectively; and the related interest credited to the policyholders' account balances was $52.3 million and $36.9 million. The surrender charge provisions for interest-sensitive policies vary depending upon the type of policy. For universal life-type policies, the surrender charges generally range over a period of 5-20 years at varying rates depending upon the plan of insurance. For annuities, the surrender charges generally range over a period of 7-10 years with charges varying from 1% to 10% of the accumulated fund value over the surrender charge period.

         (C)  VALUATION OF CERTAIN INVESTMENTS

         Debt securities are investments which mature at a specified future date more than one year after they were issued. Equity securities include common stocks and redeemable preferred stocks. Investments are categorized as
(1) held to maturity, (2) available-for-sale, or (3) trading. All debt and equity securities have been classified by the Company as available-for-sale and are stated at fair value. Unrealized gains or losses on debt and equity securities available-for-sale resulting from fluctuations in fair values were recorded, net of deferred income taxes and adjustments to the deferred acquisition costs for interest-sensitive insurance products, directly to a separate component of stockholders' equity. Realized investment gains or losses are calculated on the basis of specific identification and include writedowns on those investments where the decline in value below its cost or amortized cost is considered to be other than temporary.

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

         (F) OTHER OPERATING EXPENSES

         Other operating expenses include primarily interest expense related to bank borrowings, other general corporate expenses of AHLIC and insurance agency expenses.

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

         (H) EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented are restated to conform to the Statement 128 requirements.

         Per share data, weighted average shares outstanding and shares related to stock compensation plans have been restated to reflect the two-for-one stock split in the form of a stock dividend paid March 4, 1998 to shareholders of record February 18, 1998.

         (I) RECLASSIFICATIONS

         Certain amounts for 1996 and 1995 have been reclassified to conform with the presentation adopted in 1997.

(2)  INCOME TAXES

         The effective federal income tax rates on earnings before income taxes (amounts in thousands) were lower than the maximum statutory rates as follows:

----------------------------------------------------------------------------------
                                            1997            1996            1995
                                        AMT.    %       AMT.    %        AMT.    %
----------------------------------------------------------------------------------
Computed "expected" tax expense      $16,356   35     $13,951  35      $14,503  35
Dividends received deduction            (316)  (1)       (324) (1)        (448) (1)
Tax exempt interest                       (7)  --          (5) --           (8) --
Credits from oil and gas investments    (680)  (1)       (788) (2)        (677) (2)
Other, net                                17   --          (7) --           (8) --
----------------------------------------------------------------------------------
Effective income
   tax expense                       $15,370   33     $12,827  32      $13,362  32
----------------------------------------------------------------------------------

         The components of income tax expense (in thousands) for each of the three years ended December 31 were as follows:

----------------------------------------------------
                              1997     1996     1995
----------------------------------------------------
Current                    $ 9,627    9,823   10,127
Deferred                     5,743    3,004    3,235
----------------------------------------------------
   Total                   $15,370   12,827   13,362
----------------------------------------------------


         The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 1997 and December 31, 1996 (in thousands) were as follows:

-------------------------------------------------------------
                                               1997      1996
-------------------------------------------------------------
Deferred tax assets:
   Insurance reserves                       $27,033    21,320
   Unearned investment income                   217       299
   Other                                        131        --
-------------------------------------------------------------
   Total deferred tax assets                 27,381    21,619
-------------------------------------------------------------
Deferred tax liabilities:
   Deferred acquisition costs                56,356    44,412
   Unrealized investment gains on
    securities available-for-sale            14,992     6,546
   Deferred gain on real estate                  --     1,738
   Other                                      2,853     1,267
-------------------------------------------------------------
   Total deferred tax liabilities            74,201    53,963
-------------------------------------------------------------
   Net deferred tax liability                46,820    32,344
   Current tax liability                        683       100
-------------------------------------------------------------
   Accrued and deferred income taxes        $47,503    32,444
-------------------------------------------------------------

         No valuation allowance was recorded at December 31, 1997 or 1996.

         Prior to 1985, certain life insurance company income was not subject to federal income tax until distributed. For tax purposes such income was accumulated in a memorandum "policyholders' surplus account" and taxed upon distribution. At December 31, 1997, the policyholders' surplus account was $10.9 million.

(3)  INVESTMENTS

         For the years ended December 31, 1997, 1996 and 1995, net investment income (in thousands) was as follows:

----------------------------------------------------------------
                                        1997      1996      1995
----------------------------------------------------------------
Investment income:
  Debt securities                   $ 65,366    41,573    38,676
  Equity securities                    1,407       809     1,679
  Mortgage loans on real estate        5,797     3,657     2,290
  Investment real estate                  50        54        43
  Policy loans                        33,341    33,496    30,231
  Short-term investments               1,282     2,928     2,776
  Other                                1,716         4         4
----------------------------------------------------------------
    Gross investment income          108,959    82,521    75,699
Investment expenses                    3,567     5,486     5,098
----------------------------------------------------------------
    Net investment income           $105,392    77,035    70,601
----------------------------------------------------------------

         Proceeds from sales and maturities of investments in debt securities during 1997, 1996 and 1995 were $115.8 million, $59.1 million and $69.3 million, respectively.

         Gross gains and losses on those sales, and net gains and losses on sales of other investments (in thousands), were as follows:

------------------------------------------------------------------
                                       1997        1996       1995
------------------------------------------------------------------
Debt securities - gains             $ 1,124         794        898
Debt securities - losses             (2,620)     (2,683)   (14,709)
------------------------------------------------------------------
Debt securities, net                 (1,496)     (1,889)   (13,811)
Equity securities, net                2,046       2,309     13,187
Real estate                              30          --      7,127
Other, net                             (114)         --       (500)
------------------------------------------------------------------
  Realized investment gains, net    $   466         420      6,003
------------------------------------------------------------------

         Stockholders' equity included the following unrealized investment gains (losses) (in thousands) at December 31:

------------------------------------------------------------------------
                                                1997      1996      1995
------------------------------------------------------------------------
Equity securities available-for-sale:
  Gross unrealized investment gains         $ 16,839    13,434    12,068
  Gross unrealized investment
    losses                                      (351)     (379)     (542)
------------------------------------------------------------------------
                                              16,488    13,055    11,526
------------------------------------------------------------------------
Debt securities available-for-sale:
  Gross unrealized investment gains           36,276    12,583    23,966
  Gross unrealized investment
    losses                                    (2,800)   (3,567)   (2,351)
------------------------------------------------------------------------
                                              33,476     9,016    21,615
------------------------------------------------------------------------
   Gross unrealized investment
    gains (losses)                            49,964    22,071    33,141
Increase (decrease)in deferred
  acquisition costs for interest-
  sensitive insurance products                (9,360)   (3,367)   (7,338)
Deferred federal income tax
    (benefit)                                (14,992)   (6,546)   (9,031)
------------------------------------------------------------------------
   Net unrealized investment
    gains                                   $ 25,612    12,158    16,772
------------------------------------------------------------------------

         The amortized cost and fair values of debt securities available-for-sale by category of securities (in thousands) were as follows:

-----------------------------------------------------------------------------
                                               GROSS       GROSS
                                  AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                    COST        GAIN       LOSS        VALUE
-----------------------------------------------------------------------------
December 31, 1997:
U.S. government and
  government agencies
  and authorities                 $ 61,771     1,321         175       62,917
States, municipalities and
  political subdivisions             3,549       254           8        3,795
Foreign governments                  2,333        65          --        2,398
Public utilities                   148,556     5,474          60      153,970
Corporate securities               461,416    24,884         915      485,385
Mortgage backed securities         212,186     4,278       1,642      214,822
-----------------------------------------------------------------------------
  Total                           $889,811    36,276       2,800      923,287
-----------------------------------------------------------------------------
December 31, 1996:
U.S. government and
  government agencies
  and authorities                 $ 17,339       759          80       18,018
States, municipalities and
  political subdivisions               345        20          --          365
Public utilities                    53,344       392         285       53,451
Corporate securities               289,076    10,944         155      299,865
Mortgage backed
  securities                       152,796       468       3,047      150,217
-----------------------------------------------------------------------------
  Total                           $512,900    12,583       3,567      521,916
-----------------------------------------------------------------------------

         The amortized cost and fair value of debt securities available-for-sale (in thousands) at December 31, 1997, by contractual maturity, were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalties.

--------------------------------------------------------------------
                                               AT DECEMBER 31, 1997
--------------------------------------------------------------------
                                              AMORTIZED        FAIR
                                                COST          VALUE
--------------------------------------------------------------------
Due in one year or less                       $  5,003         5,054
Due after one year through five years           61,709        63,968
Due after five years through ten years         174,827       184,864
Due after ten years                            403,550       421,847
Mortgage backed securities                     212,186       214,822
Redeemable preferred stocks                     32,536        32,732
--------------------------------------------------------------------
   Total                                      $889,811       923,287
--------------------------------------------------------------------

         The amortized cost of high yield bonds included in debt securities available-for-sale was $42.1 million with a market value of $43.5 million, which represented 3.0% of invested assets.

         There were no individual investments at December 31, 1997, other than U.S. government securities, which exceeded 10% of the Company's stockholders' equity.

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values (in thousands) of the Company's financial instruments are summarized as follows:

----------------------------------------------------------------
                                          AT DECEMBER 31, 1997
----------------------------------------------------------------
                                         CARRYING     ESTIMATED
                                          AMOUNT      FAIR VALUE
----------------------------------------------------------------
Debt securities                        $  923,287        923,287
Equity securities                          36,817         36,817
Mortgage loans on real estate              70,697         82,160
Investment real estate                        482          2,400
Policy loans                              407,482        407,482
Cash and short-term investments            55,896         55,896
----------------------------------------------------------------
Total cash and investments             $1,494,661      1,508,042
----------------------------------------------------------------
Investment type insurance contracts    $  179,489        179,489
Notes payable to banks                     39,192         39,192
Mandatorily redeemable
  preferred securities                    103,500        103,500
----------------------------------------------------------------

----------------------------------------------------------------
                                          AT DECEMBER 31, 1996
----------------------------------------------------------------
                                         CARRYING      ESTIMATED
                                          AMOUNT      FAIR VALUE
----------------------------------------------------------------
Debt securities                        $  521,916        521,916
Equity securities                          34,520         34,520
Mortgage loans on real estate              53,736         58,786
Investment real estate                        453          2,400
Policy loans                              399,608        399,608
Cash and short-term investments            22,888         22,888
----------------------------------------------------------------
      Total cash and investments       $1,033,121      1,040,118
----------------------------------------------------------------
Notes payable to banks                 $   85,459         85,459
----------------------------------------------------------------

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

Notes payable to banks

         The carrying amount approximates fair value because the interest rates charged represent current market rates.

Mandatorily redeemable preferred securities

         The carrying amount approximates fair value.

Investment type insurance contracts

         The carrying amount approximates fair value.

(5)  COST OF BUSINESS ACQUIRED

         Under current assumptions, amortization of cost of business acquired, including accrued interest implicit in the calculation of the amortization, for the next five years is expected to be as follows (amounts in thousands):

------------------------------------------------------------------------------
                 1998               $ 5,216
                 1999                 4,681
                 2000                 4,151
                 2001                 3,678
                 2002                 3,182
------------------------------------------------------------------------------

(6)  NOTES PAYABLE TO BANKS

         At December 31, 1997, all of the notes payable to banks were short-term, unsecured and related to advances under $120.0 million lines of credit ($80.8 million available to be drawn at December 31, 1997) bearing interest at a rate of 6.375%. The arrangements under the terms of the lines of credit are reviewed annually for renewal. The Company also has a $75.0 million line of credit (the entire $75.0 million available to be drawn at December 31, 1997) which is specifically to be used for acquisitions. The loan has a term of five years and contains certain financial covenants and commitment fees. The Company was in compliance with the covenants at December 31, 1997.

         Interest expense for the years ended December 31, 1997, 1996 and 1995 totaled $4.4 million, $6.1 million and $5.6 million.

(7)  MANDATORILY REDEEMABLE PREFERRED SECURITIES

         On June 27, 1997, the Company completed the offering of 2.07 million shares of FELINE PRIDES. Proceeds from the offering of $98.4 million (after underwriting and other associated costs) were used for the repayment of debt of the Company. Each unit of FELINE PRIDES pays quarterly interest and yield enhancement payments of $1.0625 per share, or 8.50%. The Company has recorded the yield enhancement payments of 1.75% totaling $5.4 million, as a liability and a reduction to stockholders' equity on the Company's Consolidated Balance Sheets. The liability is reduced when the yield enhancement payments are paid.

         Each FELINE PRIDES consists of a unit with a stated amount of $50 comprised of (a) a stock purchase contract under which (i) the holder will purchase from the Company on August 16, 2000, a number of shares of common stock of the Company equal to a specified rate and (ii) the Company will pay 1.75% yield enhancement payments to the holder and (b) beneficial ownership of a 6.75% trust preferred security representing a preferred undivided interest in the assets of a Trust. The sole assets of the Trust are a 6.75% subordinated debenture of the Company due August 16, 2002 with a principal amount of $106.7 million.

(8)  REINSURANCE

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

         The reinsurance contracts do not relieve the Company from its obligation to its policyholders, and it remains liable should any reinsurer be unable to meet its obligations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. In the accompanying financial statements, insurance revenues, benefits and claims and deferred acquisition costs are reported net of reinsurance ceded with policy liabilities being reported gross of reinsurance ceded.

           The amount of insurance premiums assumed under reinsurance agreements for the years ended December 31, 1997, 1996 and 1995 were $4.5 million, $5.8 million and

$12.6 million, respectively. The amount of insurance premiums ceded under reinsurance agreements for the years ended December 31, 1997, 1996 and 1995 were $126.6 million, $111.7 million and $97.8 million, respectively. The amounts of recoveries for benefits paid under reinsurance agreements for the years ended December 31, 1997, 1996 and 1995 were $108.8 million, $104.0 million and $96.7 million, respectively.


(9)  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands):

---------------------------------------------------------------------------
                                             1997        1996          1995
---------------------------------------------------------------------------
Numerator for basic and diluted
  earnings per share:
    Net earnings                       $   31,360      27,032        28,075
---------------------------------------------------------------------------
Denominator:
  Denominator for basic earnings
    per share-weighted average
    shares                                 27,561      27,567        27,682
  Effect of dilutive securities:
    Employee stock options                    178          60            55
    Restricted stock                           92          84            82
---------------------------------------------------------------------------
Dilutive potential common shares              270         144           137
---------------------------------------------------------------------------
Denominator for diluted earnings
  per share-weighted average shares
  and assumed conversions                  27,831      27,711        27,819
---------------------------------------------------------------------------
Basic earnings per share               $     1.14        0.98          1.01
---------------------------------------------------------------------------
Diluted earnings per share             $     1.13        0.98          1.01
---------------------------------------------------------------------------

         Amounts have been restated to reflect a two-for-one stock split in the form of a stock dividend paid March 4, 1998 to shareholders of record February 18, 1998.

         For additional disclosures regarding employee stock options and restricted stock, see Note 10.

(10)  STOCK COMPENSATION PLANS

         At December 31, 1997, the Company had six stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans. The compensation that has been charged against income for the long-term incentive plan stock, employee stock purchase and agents stock purchase plans (in thousands) was as follows:

--------------------------------------------------------
                                    1997    1996    1995
--------------------------------------------------------
   Long-term incentive plan stock   $547     487     379
   Employee stock purchase plan       78      70      66
   Agents stock investment plan       13      13       9
--------------------------------------------------------

         Compensation cost determined pursuant to Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" would not have had a material effect on the Company's net earnings and earnings per share for 1997 and 1996.

(A)  FIXED STOCK OPTION PLANS

         The Company has three fixed stock option plans primarily for its employees. Under the 1980 Stock Option Plan, the Company may grant options to its employees for up to 600,000 shares of common stock. Under the 1988 Stock Option Plan, the Company may grant options to its employees for up to 533,333 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant options to its employees for up to 700,000 shares of common stock. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the 1980 and 1996 Plans, the option's maximum term is ten years. Under the 1988 Plan, the option's maximum term is six years. Under the 1980 Plan, options are granted in the first part of the year and vest in increments of 33% per year beginning one year from date of grant and continuing for two more years. Under the 1988 Plan and 1996 Plan, options are granted during the year and vest in increments of 20% per year over a five year period beginning no less than six months after the grant.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 2.2% and 3.1%; expected volatility of 20% for both years for the 1980 and 1996 Plan options. No options were granted under the 1982 or 1988 plans during the periods.

        A summary of the status of the Company's fixed stock option plans as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below:

-----------------------------------------------------------------------------------------
                                                      1997                    1996
-----------------------------------------------------------------------------------------
                                                        WEIGHTED                 WEIGHTED
                                                        AVERAGE                  AVERAGE
                                                        EXERCISE                 EXERCISE
FIXED STOCK OPTION PLANS                     SHARES       PRICE        SHARES      PRICE
-----------------------------------------------------------------------------------------
1980 PLAN:
   Outstanding at beginning
        of year                              200,822      $10.00      154,222      $ 9.61
   Granted                                    70,424       11.44       46,600       11.32
   Exercised                                  (5,596)       9.58           --          --
   Forfeited                                  (6,200)      10.95           --          --
-----------------------------------------------------------------------------------------
   Outstanding at end of year                259,450       10.38      200,822       10.00
-----------------------------------------------------------------------------------------
   Options exercisable at year-end           137,606        9.87       87,278        9.86
-----------------------------------------------------------------------------------------
   Weighted average fair value of
    options granted during the year         $   3.58          --     $   3.26          --
-----------------------------------------------------------------------------------------
1988 PLAN:
   Outstanding at beginning
        of year                              335,000        9.36      335,000        9.36
   Granted                                        --          --           --          --
   Exercised                                (243,000)       9.59           --          --
   Forfeited                                  (8,000)       8.75           --          --
-----------------------------------------------------------------------------------------
   Outstanding at end of year                 84,000        8.75      335,000        9.36
-----------------------------------------------------------------------------------------
   Options exercisable at year-end            12,000        8.75      188,000        9.61
-----------------------------------------------------------------------------------------
1982 PLAN:
   Outstanding at beginning
        of year                                   --          --       54,672        5.57
   Granted                                        --          --           --          --
   Exercised                                      --          --      (54,672)       5.57
   Forfeited                                      --          --           --          --
-----------------------------------------------------------------------------------------
   Outstanding at end of year                     --          --           --          --
-----------------------------------------------------------------------------------------
   Options exercisable at year-end                --          --           --          --
-----------------------------------------------------------------------------------------
1996 PLAN:
   Outstanding at beginning
        of year                                   --          --           --          --
   Granted                                   490,000       17.50           --          --
   Exercised                                      --          --           --          --
   Forfeited                                      --          --           --          --
-----------------------------------------------------------------------------------------
   Outstanding at end of year                490,000       17.50           --          --
-----------------------------------------------------------------------------------------
   Options exercisable at year-end                --          --           --          --
-----------------------------------------------------------------------------------------
   Weighted average fair value of
        options granted during the year     $   5.47          --           --          --
-----------------------------------------------------------------------------------------
ALL PLANS:
   Outstanding at beginning
        of year                              535,822        9.60      543,894        9.05
   Granted                                   560,424       16.74       46,600       11.32
   Exercised                                (248,596)       9.58      (54,672)       5.57
   Forfeited                                 (14,200)       9.71           --          --
-----------------------------------------------------------------------------------------
   Outstanding at end of year                833,450       14.40      535,822        9.60
-----------------------------------------------------------------------------------------
   Options exercisable at year-end           149,606        9.78      275,278        9.69
-----------------------------------------------------------------------------------------
   Weighted average fair value of
    options granted during the year         $   5.23          --     $   3.26          --
-----------------------------------------------------------------------------------------

         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

------------------------------------------------------------------------------------
                       OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
------------------------------------------------------------------------------------
                            NUMBER       WEIGHTED-AVG       NUMBER      WEIGHTED-AVG
                EXERCISE  OUTSTANDING     REMAINING       EXERCISABLE     EXERCISE
                 PRICES   AT 12-31-97  CONTRACTUAL LIFE   AT 12-31-97      PRICE
------------------------------------------------------------------------------------
1980 PLAN
                $ 9.25      75,582        7 yr  1 mo         50,338        $ 9.25
                  9.38      39,494        6 yr  1 mo         39,494          9.38
                 10.75      33,012        5 yr  1 mo         33,012         10.75
                 11.31      44,339        8 yr  1 mo         14,762         11.31
                 11.44      67,028        9 yr  1 mo             --            --
------------------------------------------------------------------------------------
                           259,450                          137,606          9.87
------------------------------------------------------------------------------------
1988 PLAN         8.75      84,000        1 yr 10 mo         12,000          8.75
------------------------------------------------------------------------------------
1996 PLAN        17.50     490,000        9 yr  8 mo             --            --
------------------------------------------------------------------------------------

(B)  LONG-TERM INCENTIVE PLAN

         Under the Company's Long-Term Incentive Plan, the restricted stock feature provides for the grant of common stock to a participating employee. The number of shares of restricted stock available to be issued in the name of each participating employee is determined at the beginning of each fiscal year and is based on the prior year's operating results. Such shares are restricted for three years and held by the Company in the name of the participating employee, who has the right to vote and to receive dividends paid on all such shares.

         During the years ended December 31, 1997, 1996 and 1995, the Company granted 34,432, 21,940 and 39,970 shares of restricted stock, respectively.

         Under the Company's Long-Term Incentive Plan, the performance units feature provides for the grant to a participating employee of shares of common stock based on targeted award levels established for each participating employee at the beginning of each fiscal year in accordance with a formula relating to individual levels of performance.

         During the years ended December 31, 1997, 1996 and 1995, the Company granted 11,734, 8,428 and 10,766 shares of common stock related to the performance units feature, respectively.

(C) EMPLOYEE STOCK PURCHASE PLAN

         The Company maintains a stock purchase plan under which its employees and directors and those of its subsidiaries can purchase shares of its common stock in the open market through an unaffiliated plan administrator. Pursuant to the plan, 702,404 shares had been purchased as of December 31, 1997. During the years ended December 31, 1997 and 1996, 45,336 shares and 58,662 shares, respectively, were purchased pursuant to the plan. This plan provides for monthly payroll and directors' fees purchases up to $1,500, with the employer making a monthly percentage contribution for the account of each participant, based upon their purchases, as follows: (a) 25% of amounts from $5 through $25, (b) 20% of amounts in excess of $25 through $50, and (c) 15% of amounts in excess of $50 through $1,500.

(D)  AGENTS STOCK INVESTMENT PLAN

         The Company maintains a stock purchase plan under which its agents can purchase shares of its common stock in the open market through an unaffiliated plan administrator. Pursuant to the plan, 86,046 shares had been purchased as of December 31, 1997. During the years ended December 31, 1997 and 1996, 18,930 shares and 25,904 shares, respectively, were purchased pursuant to the plan. The plan provides for monthly deductions from commissions payable by participating subsidiaries of the Company to their participating agents with a minimum monthly deduction of $500 and maximum of $2,000. The participating subsidiary contributes, at the time of each purchase, an amount equal to five percent (5%) of its agent's deduction for purchases from commissions payable.

(11) PROFIT SHARING PLAN

         The Company has a trusteed profit sharing plan for the exclusive benefit of eligible employees. The Company's annual contribution to the plan is equal to the lesser of 10% of consolidated earnings as defined or 10% of qualifying compensation paid to participants. The annual contributions amounted to $1.3 million in 1997 and $1.2 million in 1996 and 1995.

(12) POLICY AND CONTRACT CLAIMS

         Activity in the liability for policy and contract claims (in thousands) at December 31, 1997, 1996 and 1995 is summarized as follows:

-------------------------------------------------------------------------------
                                             1997           1996           1995
-------------------------------------------------------------------------------
Balance at beginning of year           $   51,261         50,375         53,309
   Less reinsurance recoverables            5,486          3,592          3,142
-------------------------------------------------------------------------------
Net balance at beginning of year           45,775         46,783         50,167
-------------------------------------------------------------------------------
Incurred related to:
   Current year                           148,114        144,248        126,874
   Prior years                               (655)          (953)          (383)
-------------------------------------------------------------------------------
Total incurred                            147,459        143,295        126,491
-------------------------------------------------------------------------------
Paid related to:
   Current year                           122,198        128,137        114,149
   Prior years                             16,296         16,166         15,726
-------------------------------------------------------------------------------
Total paid                                138,494        144,303        129,875
-------------------------------------------------------------------------------
Net balance at end of year                 54,740         45,775         46,783
   Plus reinsurance recoverables            3,744          5,486          3,592
-------------------------------------------------------------------------------
Balance at end of year                 $   58,484         51,261         50,375
-------------------------------------------------------------------------------

(13) INDUSTRY SEGMENT INFORMATION

         Insurance revenues, total income, and pre-tax operating earnings, reconciled to net earnings, for the three years ended December 31, 1997 for each industry segment, Ordinary, Group and Credit, were as follows:

-------------------------------------------------------------------------------
(in thousands)                               1997           1996           1995
-------------------------------------------------------------------------------
*Insurance revenues:
   Ordinary                            $  168,218        137,421        123,718
   Group                                   31,034         35,480         39,925
   Credit                                  80,579         85,618         83,608
-------------------------------------------------------------------------------
     Total insurance revenues          $  279,831        258,519        247,251
-------------------------------------------------------------------------------
*Total income:
   Ordinary                            $  262,435        204,749        185,277
   Group                                   36,464         40,801         45,281
   Credit                                  86,566         89,983         87,619
   Other non-segmented income
     less eliminations                        856             21           (325)
Realized investment gains (losses)            466            420          6,003
-------------------------------------------------------------------------------
     Total income                      $  386,787        335,974        323,855
-------------------------------------------------------------------------------
Operating earnings:
  *Ordinary - Total income             $  262,435        204,749        185,277
   Less deductions:
     Benefits and claims                  144,323        110,959        103,184
     Taxes, commissions and
       general expenses                    45,373         33,092         29,414
     Amortization of deferred
       acquisition costs                   32,425         25,628         23,744
-------------------------------------------------------------------------------
   Pre-tax operating earnings              40,314         35,070         28,935
-------------------------------------------------------------------------------
*Group - Total income                      36,464         40,801         45,281
 Less deductions:
     Benefits and claims                   18,255         24,013         25,595
     Taxes, commissions and
       general expenses                    13,601         12,275         12,216
-------------------------------------------------------------------------------
 Pre-tax operating earnings                 4,608          4,513          7,470
-------------------------------------------------------------------------------
*Credit - Total income                     86,566         89,983         87,619
 Less deductions:
     Benefits and claims                   12,559         13,901         19,802
     Taxes, commissions and
       general expenses                    68,403         72,332         65,078
-------------------------------------------------------------------------------
 Pre-tax operating earnings                 5,604          3,750          2,739
-------------------------------------------------------------------------------
 Other - Total income                       1,322            441          5,677
 Less: Total expenses                       5,118          3,915          3,384
-------------------------------------------------------------------------------
     Total other                           (3,796)        (3,474)         2,293
-------------------------------------------------------------------------------
 Earnings before income taxes              46,730         39,859         41,437
Income taxes                               15,370         12,827         13,362
-------------------------------------------------------------------------------
 Net earnings                          $   31,360         27,032         28,075
-------------------------------------------------------------------------------

*Total income, insurance revenues and operating profits are net of reinsurance.

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

(14)  STOCKHOLDER'S EQUITY AND NET EARNINGS

         The payment of dividends to AHLIC by AHL is subject to the regulation of the State of Florida Department of Insurance. A dividend may be made without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of AHL's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (b) AHL's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if AHL will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. As a result of such restrictions, the maximum dividend which could be paid to AHLIC by its insurance subsidiaries during 1998 without prior approval is $25.1 million.

         AHLIC's insurance subsidiaries had statutory net operating earnings of $24.5 million, $20.6 million and $19.0 million and statutory net earnings of $27.8 million, $22.1 million and $33.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Total statutory stockholder's equity of the separate subsidiaries was $196.8 million at December 31, 1997 and $145.0 million at December 31, 1996. At December 31, 1997, pursuant to the insurance laws of the State of Florida, the minimum capital and surplus required to be maintained by AHL was approximately $48.5 million.

(15)  NEW PRONOUNCEMENTS BY THE FINANCIAL ACCOUNTING STANDARDS BOARD

         No pronouncements, otherwise not disclosed, which have been issued by the Financial Accounting Standards Board will have a significant impact on the consolidated financial statements of the Company.

(16)  CONTINGENT LIABILITIES

         AHL, like other insurance companies, is currently a defendant in lawsuits that involve claims for punitive, exemplary or other extracontractual damages, which are for amounts substantially in excess of the actual damages sought. Management considers such litigation regrettably to be of the type to which insurance companies are usually and customarily subjected in the ordinary course of business; and to date the settlements of such claims of this nature have not been material to the financial position of the Company. In the opinion of management, based on the currently ascertained facts of the pending litigation, which the Company intends to vigorously defend, the ultimate resolution of such litigation should not be material to the financial position of the Company.

(17)  ACQUISITIONS

         The Company acquired Columbia Universal Life Insurance Company for $44 million in cash effective January 1, 1997. Effective December 31, 1996, the Company acquired a block of business from Kentucky Home Mutual Life Insurance Company with approximately $1.8 million of premiums and premium equivalents and $3.3 million of assets. On June 30, 1997, the Company closed on the acquisition of Concord General Life Insurance Company for a total consideration of $7.5 million. Effective July 31, 1997, AHLIC acquired ERJ Insurance Group, Inc., a credit insurance marketing organization. Effective September 30, 1997, the Company acquired a block of business from Security Life of Denver, a member of the ING Group, with approximately $14.0 million of premiums. These acquisitions were reflected in the Company's financial statements at December 31, 1997. Each of these acquisitions has been accounted for as a purchase and the operating results from the respective acquisition dates are included in the consolidated statement of earnings.

         If these acquisitions had been in effect since January 1, 1996, 1996 results would have been as follows:

------------------------------------------------------------------------------
            Total income                              $373.5  million
            Net earnings                              $ 26.7  million
            Basic net earnings per share              $  .97
            Diluted net earnings per share            $  .96
------------------------------------------------------------------------------

         If the 1997 acquisitions had been in effect at January 1, 1997, the 1997 pro forma results would not have been significantly different from actual results.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                            QUARTERLY FINANCIAL DATA




(In thousands except per share amounts)
(Unaudited)


----------------------------------------------------------------------------------------
                                                           1997
----------------------------------------------------------------------------------------
                                     MARCH           JUNE        SEPTEMBER      DECEMBER
                                    -------         ------       ---------      --------
Total income                        $90,374         92,827        102,487        101,099
Net earnings                          7,745          7,801          7,684          8,131
Net earnings per share-basic(1)         .28            .28            .28            .30
Net earnings per share-diluted(1)       .28            .28            .28            .29
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                                           1996
----------------------------------------------------------------------------------------
                                     MARCH           JUNE        SEPTEMBER      DECEMBER
                                    -------         ------       ---------      --------
Total income                        $80,362         83,010         86,018         86,584
Net earnings                          6,729          6,750          6,729          6,824
Net earnings per share - basic(1)       .24            .24            .24            .25
Net earnings per share-diluted(1)       .24            .24            .24            .25

(1) Per share amounts have been restated to reflect the two-for-one stock split in the form of a stock dividend paid March 4, 1998 to shareholders of record February 18, 1998.

                                                                     SCHEDULE I

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

      SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1997
                            (AMOUNTS IN THOUSANDS)


                                                                                        AMOUNT AT
                                                                                       WHICH SHOWN
                                                                                         IN THE
          TYPE OF INVESTMENT                                 COST        FAIR VALUE   BALANCE SHEET
          ------------------                               ----------    -----------  -------------
Debt securities available-for sale:
  Bonds:
    United States Government and government agencies
       and authorities                                     $  273,957     $  277,739     $  277,739
    States, municipalities and political subdivisions           3,549          3,795          3,795
    Foreign governments                                         2,333          2,398          2,398
    Public utilities                                          148,556        153,970        153,970
    Convertibles and bonds with warrants attached                 714            721            721
    All other corporate                                       428,166        451,932        451,932
Redeemable preferred stock                                     32,536         32,732         32,732
                                                           ----------     ----------     ----------

          Total debt securities                               889,811        923,287        923,287
                                                           ----------     ----------     ----------

Equity securities available-for-sale:
    Common stocks:
    Public utilities                                              490          1,468          1,468
    Banks, trust and insurance companies                          542          4,654          4,654
    Industrial, miscellaneous and all other                    18,381         29,749         29,749
    Non-redeemable preferred stock                                916            946            946
                                                           ----------     ----------     ----------

          Total equity securities                              20,329         36,817         36,817
                                                           ----------     ==========     ----------

Mortgage loans on real estate                                  70,697                        70,697
Real estate                                                       482                           482
Policy loans                                                  407,482                       407,482
Short-term investments                                         32,635                        32,635
                                                           ----------                    ----------
          Total investments                                $1,421,436                    $1,471,400
                                                           ==========                    ==========


See Footnote 1(c) on page 29 which sets forth the accounting polices related to investment.

                                                                  SCHEDULE II


                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OR REGISTRANT

         The following condensed balance sheets of American Heritage Life Investment Corporation ("Registrant") as of December 31, 1997 and 1996 and its condensed statements of earnings and cash flows for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the notes to consolidated financial statements included elsewhere in this report. Since the Registrant's condensed statements of changes in stockholders' equity for the years ended December 31, 1997, 1996 and 1995 are identical to the consolidated statements of changes in stockholders' equity included elsewhere in this report, such statements are not repeated in this schedule.

         In the years 1997 and 1996, no dividend was paid to the Registrant by AHL. On December 27, 1995, a dividend of $13,245,264 related to American Heritage Life Insurance Company's (AHL's) earnings in 1994, was paid from AHL to the Registrant.

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)
                           CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                                ($ IN THOUSANDS)


                                                                          1997              1996
                                                                        --------          --------
                  ASSETS
Cash                                                                    $     16          $     14
Certificate of deposit                                                        --               100
Investment in life insurance subsidiaries, at equity                     364,403           274,516
Investment in non-life insurance subsidiaries, at equity                  13,351             4,485
Accounts receivable                                                        4,272             5,123
Intercompany accounts                                                      7,550             1,752
Other assets                                                              16,216            11,901
                                                                        --------          --------

                                                                        $405,808          $297,891
                                                                        ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        1997           1996
                                                                     ---------      ----------
Liabilities:
   Notes payable to banks                                            $   39,192     $   65,459
   Other liabilities                                                      7,692          3,489
                                                                     ----------     ----------
         Total liabilities                                               46,884         68,948
                                                                     ----------     ----------

AHLIC Junior Subordinated Debentures                                    106,701             --
                                                                     ----------     ----------

Stockholders' equity:
   Common stock of $1.00 par value. Authorized 35,000,000
     shares; issued 14,020,861 in 1997 and 13,967,253 in 1996            14,021         13,967
Preferred stock:
   Convertible of $10.00 par value.  Authorized 500,000
     shares; none issued                                                     --             --
   Non-convertible of $10.00 par value. Authorized 500,000
     shares; none issued                                                     --             --
   Additional paid-in capital                                            42,528         42,644
   Retained earnings                                                    183,852        163,460
   Yield enhancement, contract and issuance costs of
     mandatorily redeemable preferred securities                         (9,561)            --
   Unrealized investment gains                                           25,612         12,158
                                                                     ----------     ----------
                                                                        256,452        232,229


   Less cost of 142,589 in 1997 and 153,728 in 1996 common
     shares in treasury                                                   4,229          3,286
                                                                     ----------     ----------
     Total stockholders' equity                                         252,223        228,943
                                                                     ----------     ----------
                                                                     $  405,808     $  297,891
                                                                     ==========     ==========

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                 (REGISTRANT)
                        CONDENSED STATEMENTS OF EARNINGS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               ($ IN THOUSANDS)


                                                    1997           1996          1995
                                                 ----------     ----------    ---------
Income:
  Investment income                              $      849     $      364    $      63
  Other income                                          389            304          304
  Realized investment losses                            (39)            --           --
                                                 ----------     ----------    ---------
      Total income                                    1,199            668          367
  Operating expenses                                  8,207          4,226        3,720
                                                 ----------     ----------    ---------
      Loss before income tax benefits                (7,008)        (3,558)      (3,353)
  Income tax benefits                                (2,396)        (1,260)      (1,204)
                                                 ----------     ----------    ---------
      Loss before equity in earnings
       (loss) of subsidiaries                        (4,612)        (2,298)      (2,149)
  Equity in net earnings of life
      insurance subsidiaries                         36,138         29,670       30,565
  Equity in net losses of non-life
      insurance subsidiaries                           (166)          (340)        (341)
                                                 ----------     ----------     --------

      Net earnings                               $   31,360     $   27,032     $ 28,075
                                                 ==========     ==========     ========

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                ($ IN THOUSANDS)

                                                                         1997        1996        1995
                                                                       --------    --------    --------
     Operating activities:
         Net Earnings                                                  $ 31,360    $ 27,032    $ 28,075
         Adjustments to reconcile net earnings to net cash
               provided by operating activities:
               Change in accounts receivable                                851       6,326     (10,988)
               Change in other assets                                    (4,315)     (2,416)      1,247
               Change in other liabilities                                 (504)      2,150        (915)
               Equity in net earnings of life insurance subsidiaries    (36,138)    (29,670)    (30,565)
               Equity in net loss of non-life insurance subsidiaries        166         341       6,341
                                                                       --------    --------    --------

              Net cash provided (used) from operating activities         (8,580)      3,763     (12,805)
                                                                       --------    --------    --------

     Investing activities:
         Decrease in certificate of deposit                                 100           0           0
                                                                       --------    --------    --------
              Net cash provided by investing activities                     100           0           0
                                                                       --------    --------    --------

     Financing activities:
         Dividends from subsidiaries                                          0           0      13,245
         Capital contribution to subsidiaries                           (45,764)        (99)       (120)
         Increase (decrease) in notes payable to banks                  (26,267)     10,465      10,794
         Net proceeds from securities offering                           98,478           0           0
         Change in intercompany accounts                                 (5,798)       (996)       (970)
         Dividends to stockholders                                      (10,800)    (12,388)     (9,390)
         Purchase of treasury stock                                      (3,228)     (1,241)     (1,118)
         Excess over par value on shares issued                             542         317         403
         Other, net                                                       1,319         147         (27)
                                                                       --------    --------    --------

              Net cash provided (used) by financing activities            8,482      (3,795)     12,817
                                                                       --------    --------    --------

              Increase (decrease) in cash                                     2         (32)         12
                                                                       --------    --------    --------

     Cash at beginning of year                                               14          46          34
                                                                       --------    --------    --------

     Cash at end of year                                               $     16    $     14    $     46
                                                                       ========    ========    ========

                                                                    SCHEDULE III

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
                                ($ IN THOUSANDS)


                                  DEFERRED      FUTURE    POLICYHOLDERS'
                                 ACQUISITION    POLICY       ACCOUNT   UNEARNED
        INDUSTRY SEGMENT            COSTS      BENEFITS     BALANCES   PREMIUMS
     -----------------------     ----------    ---------    ---------  ---------
YEAR ENDED DECEMBER 31, 1997
         Ordinary                  $223,651   $  282,568   $1,009,790   $  7,776
         Group                            0        7,197        3,812          0
         Credit                           0            0            0     44,890
         Other                            0            0            0          0
                                   --------   ----------   ----------   --------
                                   $223,651   $  289,765   $1,013,602   $ 52,666
                                   ========   ==========   ==========   ========
YEAR ENDED DECEMBER 31, 1996
         Ordinary                  $173,699   $  196,895   $  676,744   $  5,375
         Group                            0        6,501        4,354          0
         Credit                           0            0            0     46,904
         Other                            0            0            0          0
                                   --------   ----------   ----------   --------
                                   $173,699   $  203,396   $  681,098   $ 52,279
                                   ========   ==========   ==========   ========
YEAR ENDED DECEMBER 31, 1995
         Ordinary                  $158,250   $  195,860   $  629,590   $  3,360
         Group                            0        9,228        6,080          0
         Credit                           0            0            0     49,957
         Other                            0            0            0          0
                                   --------   ----------   ----------   --------
                                   $158,250   $  205,088   $  635,670   $ 53,317
                                   ========   ==========   ==========   ========





                                                                                   AMORTIZATION    TAXES,
                                POLICY AND                    NET       BENEFITS   OF DEFERRED   COMMISSIONS
                                 CONTRACT    INSURANCE    INVESTMENT       AND     ACQUISITION   AND GENERAL
        INDUSTRY SEGMENT          CLAIMS    REVENUES (C)   INCOME (A)     CLAIMS       COSTS     EXPENSES (B)
     -----------------------    ----------  ----------    ----------    --------   ----------    ----------
YEAR ENDED DECEMBER 31, 1997
         Ordinary                  $ 16,866   $  168,218   $   94,216   $144,323     $ 32,425    $  45,373
         Group                       31,148       31,034        5,430     18,255            0       13,601
         Credit                      10,470       80,579        4,890     12,559            0       68,403
         Other                            0            0          856         33            0       (4,369)
                                   --------   ----------   ----------   --------     --------    ---------
                                   $ 58,484   $  279,831   $  105,392   $175,170     $ 32,425    $ 123,008
                                   ========   ==========   ==========   ========     ========    =========
YEAR ENDED DECEMBER 31, 1996
         Ordinary                  $ 10,213   $  137,421   $   67,328   $110,959     $ 25,628    $  33,092
         Group                       29,229       35,480        5,321     24,013            0       12,275
         Credit                      11,819       85,618        4,365     13,901            0       72,332
         Other                            0            0           21         14            0         (285)
                                   --------   ----------   ----------   --------     --------    ---------
                                   $ 51,261   $  258,519   $   77,035   $148,887     $ 25,628    $ 117,414
                                   ========   ==========   ==========   ========     ========    =========
YEAR ENDED DECEMBER 31, 1995
         Ordinary                  $  9,537   $  123,718   $   61,559   $103,184     $ 23,744    $  29,414
         Group                       31,380       39,925        5,356     25,595            0       12,217
         Credit                       9,458       83,608        4,011     19,802            0       65,078
         Other                            0            0         (325)         0            0         (310)
                                   --------   ----------   ----------   --------     --------    ---------
                                   $ 50,375   $  247,251   $   70,601   $148,581     $ 23,744    $ 106,399
                                   ========   ==========   ==========   ========     ========    =========



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

                                                                     SCHEDULE IV


                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                   REINSURANCE
                            (IN THOUSANDS OF DOLLARS)

                                                             CEDED TO        ASSUMED                   PERCENTAGE
                                             GROSS            OTHER         FROM OTHER       NET        OF AMOUNT
                                            AMOUNT          COMPANIES       COMPANIES      AMOUNTS   ASSUMED TO NET
                                           ----------       ---------       ----------     --------  --------------
YEAR ENDED DECEMBER 31, 1997
Life insurance volume in force            $20,132,475        5,316,974       5,552,822    20,368,323     27.3%
                                          ===========       ==========      ==========    ==========     =====

Insurance revenues(a):
     Ordinary                             $   176,351           10,306           2,173       168,218      1.2%
     Group                                     34,263            5,509           2,280        31,034      7.3%
     Credit                                   191,391          110,812               0        80,579        -%
                                          -----------       ----------      ----------    ----------     -----
                 Total                    $   402,005          126,627           4,453       279,831      1.1%
                                          ===========       ==========      ==========    ==========     =====

YEAR ENDED DECEMBER 31, 1996
Life insurance volume in force            $16,208,820        4,599,978       4,314,210    15,923,052     27.1%
                                          ===========       ==========      ==========    ==========     =====

Insurance revenues(a):
     Ordinary                             $   142,397            6,963           1,987       137,421      1.4%
     Group                                     38,294            6,583           3,769        35,480     10.6%
     Credit                                   183,787           98,169               0        85,618        -%
                                          -----------       ----------      ----------    ----------     -----
                 Total                    $   364,478          111,715           5,756       258,519      2.2%
                                          ===========       ==========      ==========    ==========     =====

YEAR ENDED DECEMBER 31, 1995
Life insurance volume in force            $15,016,456        3,836,741       3,367,550    14,547,265     23.1%
                                          ===========       ==========      ==========    ==========     =====

Insurance revenues(a):
     Ordinary                             $   119,182            5,756          10,292       123,718      8.3%
     Group                                     44,602            6,989           2,312        39,925      5.8%
     Credit                                   168,677           85,081              12        83,608       .1%
                                          -----------       ----------      ----------    ----------     -----

                 Total                    $   332,461           97,826          12,616       247,251      5.1%
                                          ===========       ==========      ==========    ==========     =====


(a)Includes both life and accident and health premiums and commission and expense allowances on reinsurance ceded.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors of the Company who are not executive officers, is contained in the Company's 1998 Proxy Statement, dated March 20, 1998 (the "Proxy Statement") under the sections entitled "Election of Directors" and "Executive Compensation and Other Transactions with Management - Other Transactions and Relationships" which sections are incorporated herein by reference.

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

 NAME                                                      AGE                        POSITION
 ----                                                      ---                        --------
T. O'Neal Douglas.......................................   62        AHL and AHLIC - Chairman of the Board and
                                                                        Chief Executive Officer, Director
Chris A. Verlander......................................   50        AHL and AHLIC - Vice Chairman
                                                                        and Corporate Secretary
C. Richard Morehead.....................................   51        AHL and AHLIC - President
                                                                        and Chief Operating Officer
John K. Anderson, Jr....................................   49        AHL and AHLIC - Executive Vice-President,
                                                                        Treasurer and Chief Financial Officer
David A. Bird ..........................................   41        AHL and AHLIC - Executive Vice-President
                                                                        and Chief Marketing Officer
Charles C. Baggs........................................   47        AHL - Senior Vice-President, Administration
James H. Baum...........................................   46        AHL - Senior Vice-President, Group Department
Robert E. Poland........................................   56        AHL - Senior Vice-President, Agency
Elizabeth A. Mahin......................................   37        AHL - Senior Vice-President and Chief
                                                                        Accounting Officer
William J Thomas........................................   53        AHL - Senior Vice-President, Credit Department
Curtiss S. Sheldon......................................   56        AHL - Senior Vice-President and Chief Actuary
Edward L. Baker.........................................   62        Director
A. Dano Davis...........................................   52        Director
Robert D. Davis.........................................   66        Director
H. Corbin Day...........................................   60        Director
Radford D. Lovett.......................................   64        Director
W. Ashley Verlander.....................................   78        Director

     T. O'NEAL DOUGLAS' principal positions are those of: Chairman of the Board of Directors of the Company, a position he has held since April, 1994; Chief Executive Officer of the Company, a position he has held since February, 1990; Director of the Company, a position he has held since July, 1987; Director of AHL, a position he has held since January, 1984; Chief Executive Officer of AHL, a position he has held since February, 1990; and Chairman of AHL, a position he has held since April, 1994. From February, 1990 to April, 1996, he was President of the Company. From July, 1986 to April, 1994, he was President of AHL. Mr. Douglas is also a Director of Physicians Sales and Service, Inc.

     CHRIS A. VERLANDER'S principal positions are those of: Vice-chairman and Corporate Secretary of the Company and AHL, which he has held since August, 1997; Director of the Company, a position he has held since July, 1987; Director of AHL which he has held since April, 1985. Prior to August, 1997, and since April, 1996 he was President and Chief Operating Officer. Prior to April, 1996, and since April, 1990, he was Executive Vice President of the Company. Prior to April, 1994, and since April, 1990, he was Executive Vice President of AHL. Prior to April, 1994 and since September, 1985, he was Corporate Secretary of the Company and AHL.

     C. RICHARD MOREHEAD'S principal positions are those of President and Chief Operating Officer of the Company and AHL, which he has held since August, 1997 and Director of AHL, which he has held since July, 1990. Prior to August, 1997 and since April, 1994, he was Executive Vice President of the Company and AHL. From July, 1996 to August, 1997 he was Treasurer, Chief Financial Officer and Chief Accounting Officer of the Company and Chief Financial Officer of AHL. Prior to April, 1994 and since July, 1986, he was Senior Vice President and Chief Financial Officer of the Company and AHL.

     JOHN K. ANDERSON JR'S principal position is that of Executive Vice President and Chief Financial Officer of the Company and AHL, a position he has held since August, 1997. Prior to August, 1997 and since December, 1995 he was Director of the Cancer Insurance Division of AHL. Prior to December, 1995 and since September, 1993 he was Chief Executive Officer of E.G. Baldwin and Associates, Inc. in Cleveland, Ohio. Prior to September, 1993 and since August, 1990 he was President and Chief Executive Officer of Capital American Life Insurance Company in Cleveland, Ohio.

     DAVID A. BIRD'S principal position is that of Executive Vice President and Chief Marketing Officer of the Company and AHL, a position he has held since August, 1997. Prior to August, 1997 and since September, 1987 he was Senior Vice President, Agency of AHL.

     CHARLES C. BAGGS' principal position is that of Senior Vice President of AHL, a position he has held since December, 1990. Prior to December, 1990 and since November, 1988, he was Vice President of AHL.

     JAMES H. BAUM'S principal position is that of Senior Vice President of AHL, a position he has held since December, 1990. Prior to December, 1990 and since November, 1988, he was Vice President of AHL.

     ROBERT E. POLAND'S principal position is that of Senior Vice President, Agency Department of AHL, a position he has held since February, 1998. Prior to February, 1998 and since April, 1992 he was Vice President of AHL.

     ELIZABETH A. MAHIN'S principal position is that of Senior Vice President and Chief Accounting Officer of AHL, which she has held since April, 1994. Prior to April, 1994 and since August, 1990, she was Vice President and Controller of AHL.

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

     A. DANO DAVIS has served as a Director since June, 1993. Mr. Davis has been Chairman of the Board and Principal Executive Officer of Winn-Dixie Stores, Inc., a retail grocery chain, since 1988. Mr. Davis is also a Director of First Union Corporation, a bank holding company.

     ROBERT D. DAVIS has served as a Director since 1968. Mr. Davis has been Chairman of the Board of D.D.I., Inc., a private investment company, since 1984. Prior to June, 1990 and since 1988, he was Vice Chairman of the Board of Winn-Dixie Stores, Inc. Mr. Davis is also a Director of Winn-Dixie Stores, Inc.

     H. CORBIN DAY has served as a Director since June, 1993 and has served on the board of AHL since 1989. Mr. Day has been Chairman of the Board of Jemison Investment Co., Inc., an investment banking firm since May, 1988. Mr. Day is also a Director of Blount International, Inc., a construction and manufacturing company, Hughes Supply, Inc. and Championnn International Corporation.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section entitled "Executive Compensation and Other Transactions with Management - Other Transactions and Relationships" of the Proxy Statement which section is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)Documents incorporated by reference or filed with this report

          (1)Financial Statement - See "Index to Financial Statements and Schedules" on page 22, Part II of this report.
          (2)Schedules - See "Index to Financial Statements and Schedules" on page 22, Part II of this report.
          (3)Exhibits required by Item 601.


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
3 (a)        --   Amended and Restated Articles of Incorporation of American
                  Heritage Life Investment Corporation dated February 9, 1995.
                  Incorporated by reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994
                  (File No. 1-7255).
  (b)        --   By-Laws of American Heritage Life Investment Corporation
                  as amended and restated, dated February 6, 1996. Incorporated by reference to Exhibit 3 of a Form 8-K, dated February 6,
                  1996 (File No. 1-7255).
4 (a)        --   Common Stock Certificate of American Heritage Life Investment
                  Corporation. Incorporated by reference to Exhibit 4 of the
                  Form 10-K filed by Registrant for the period ended December
                  31, 1994 (File No. 1-7255).
4 (b)        --   Form of Indenture between the Company and The First National
                  Bank of Chicago, as Trustee.  Incorporated by reference to
                  Exhibit 4(b) of the Registrant's Amendment No. 2 to Form S-3
                  dated June 23, 1997. (File No. 1-7255).
4 (c)        --   Form of Preferred Security. Incorporated by reference to
                  Exhibit 4(c) of the Registrant's Amendment No. 1 to Form S-3
                  dated June 3, 1997. (File No. 1-7255).
4 (d)        --   Form of Junior Subordinated Debenture.  Incorporated by
                  reference to Exhibit 4(d) of the Registrant's Amendment No. 1
                  to Form S-3 dated June 3, 1997. (File No. 1-7255).
4 (e)        --   Form of Guarantee Agreement with respect to Trust Preferred
                  Securities.  Incorporated by reference to Exhibit 4(e) of the
                  Registrant's Amendment No. 1 to Form S-3 dated June 3, 1997.
                  (File No. 1-7255).
4 (f)        --   Form of Purchase Contract Agreement, between the Company and
                  The First National Bank of Chicago, as Purchase Contract
                  Agent.  Incorporated by reference to Exhibit 4(f) of the
                  Registrant's Amendment No. 1 to Form S-3 dated June 3, 1997.
                  (File No. 1-7255).
4 (g)        --   Form of Pledge Agreement, among the Company, The Chase
                  Manhattan Bank, as Collateral Agent and The First National
                  Bank of Chicago, as Purchase Contract Agent.  Incorporated
                  by reference to Exhibit 4(g) of the Registrant's Amendment
                  No. 1 to Form S-3 dated June 3, 1997. (File No. 1-7255).
4 (h)        --   Certificate of Trust of AHL Financing.  Incorporated by
                  reference to Exhibit 4(h) of the Registrant's Form S-3
                  dated March 28, 1997.  (File No. 1-7255).
4 (i)        --   Declaration of Trust of AHL Financing. Incorporated by
                  reference to Exhibit 4(i) of the Registrant's Form S-3
                  dated March 28, 1997. (File No. 1-7255).
4 (j)        --   Form of Supplemental Indenture to Indenture to be used in
                  connection with issuance of Junior Subordinated Debentures related to Income PRIDES. Incorporated by reference to
                  Exhibit 4(j) of the Registrant's Amendment No. 2 to Form
                  S-3 dated June 23, 1997. (File No. 1-7225).
4 (k)        --   Form of Amended and Restated Declaration of Trust of AHL
                  Financing.  Incorporated by reference to Exhibit 4(k) of the
                  Registrant's Form S-3 dated March 28, 1997. (File No. 1-7255).
10(a)(1)     --   American Heritage Life Investment Corporation 1988 Stock
                  Option Plan, as Amended and Restated. Incorporated by
                  reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994 (File No. 1-7255).
     (a)(2)  --   American Heritage Life Investment Corporation 1980 Stock
                  Option Plan, as Amended and Restated.
                  Incorporated by reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994
                  (File No. 1-7255).
     (a)(3)  --   American Heritage Life Investment Corporation 1996 Stock
                  Option Plan. Incorporated by reference to Exhibit II of
                  Registrant's Proxy Statement dated March 22, 1996. (File No.
                  1-7255).
10(b)(1)     --   American Heritage Life Investment Corporation Amended and
                  Restated Annual Incentive Plan. Incorporated by reference to
                  Exhibit 10(b)(1) of Form 10-K filed by Registrant for the
                  period ended December 31, 1995 (File No. 1-7255).
        (2)  --   American Heritage Life Investment Corporation Long-Term
                  Incentive Plan. Incorporated by reference to Exhibit I of
                  Registrant's Proxy Statement dated March 22, 1996 (File No.
                  1-7255).
10(c)(1)     --   Senior Corporate Officers Management Security Plan of
                  American Heritage Life Investment Corporation and
                  Subsidiaries. Incorporated by reference to Exhibit 10(c)(1) of
                  Form 10-K filed by Registrant for the period ended December
                  31, 1993 (File No. 1-7255). Incorporated by reference to
                  Exhibit 10(b)(1) of Form 10-K filed by Registrant for period ended December 31, 1995 (File No. 1- 7255).
        (2)  --   Officers Management Security Plan of American Heritage Life
                  Investment Corporation and Subsidiaries. Incorporated by
                  reference to Exhibit 10(c)(2) of Form 10-K filed by Registrant for the period ended December 31, 1993 (File No. 1-7255).
10(d)        --   Loan agreement dated February 21, 1997 among and between
                  American Heritage Life Investment Corporation and Barnett Bank
                  N.A., SunTrust Bank of North Florida, N.A. and SouthTrust Bank
                  of Alabama, National Association and related documents.
                  Incorporated by reference to Exhibit 99(c) of Form 8-K dated
                  March 3, 1997 (File No. 1-7255).
21           --   Significant Subsidiaries of the Registrant.
27           --   Financial Data Schedule (for SEC use only)

           (b)    Reports on Form 8-K


No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

March 27, 1998                     By:    /s/ T. O'NEAL DOUGLAS
--------------                        ------------------------------------------
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

                      Signatures                                Title                            Date
                      ----------                                -----                            ----
               /s/ T. O'NEAL DOUGLAS
          --------------------------------            Chairman and Director                      March 27, 1998
                  T. O'Neal Douglas                   (Principal Executive Officer)

              /s/ JOHN K. ANDERSON, JR.
          --------------------------------            Executive Vice President and               March 27, 1998
                John K. Anderson,Jr.                  Treasurer (Principal Financial
                                                      and Accounting Officer)

             /s/ C. RICHARD MOREHEAD
          --------------------------------            President and Chief                        March 27, 1998
                 C. Richard Morehead                  Operating Officer

             /s/ CHRIS A. VERLANDER
          --------------------------------            Vice Chairman                              March 27, 1998
                 Chris A. Verlander                   Director

                /s/ EDWARD L. BAKER
          --------------------------------            Director                                   March 27, 1998
                   Edward L. Baker

                 /s/ A. DANO DAVIS
          --------------------------------            Director                                   March 27, 1998
                    A. Dano Davis

                  /s/ ROBERT D. DAVIS
          --------------------------------            Director                                   March 27, 1998
                   Robert D. Davis

                  /s/ H. CORBIN DAY
          --------------------------------            Director                                   March 27, 1998
                    H. Corbin Day

               /s/ RADFORD D. LOVETT
          --------------------------------            Director                                   March 27, 1998
                  Radford D. Lovett

                 /s/ W.A. VERLANDER
          --------------------------------            Director                                   March 27, 1998
                   W. A. Verlander