Form 10-K/A
period 1997-12-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1998-04-09
CIK 5172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     American Heritage Life Investment Corporation (the "Company") retained Ernst & Young LLP as its independent auditors and replaced KPMG Peat Marwick LLP effective July 25, 1997. No report of KPMG Peat Marwick LLP on the financial statements of the Company for either of the past two years contained an adverse opinion, or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Since the engagement of KPMG Peat Marwick LLP for the Company's two most recent fiscal years and through the date of replacement, there were no disagreements between the Company and KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in independent accountants was approved by the Board of Directors of the Company. Reference is made to current reports on Forms 8-K and 8-K/A dated July 25, 1997.
                                    PART III

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


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
3 (a)        --   Amended and Restated Articles of Incorporation of American
                  Heritage Life Investment Corporation dated February 9, 1995.
                  Incorporated by reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994
                  (File No. 1-7255).
  (b)        --   By-Laws of American Heritage Life Investment Corporation
                  as amended and restated, dated February 6, 1996. Incorporated by reference to Exhibit 3 of a Form 8-K, dated February 6,
                  1996 (File No. 1-7255).
4 (a)        --   Common Stock Certificate of American Heritage Life Investment
                  Corporation. Incorporated by reference to Exhibit 4 of the
                  Form 10-K filed by Registrant for the period ended December
                  31, 1994 (File No. 1-7255).
4 (b)        --   Form of Indenture between the Company and The First National
                  Bank of Chicago, as Trustee.  Incorporated by reference to
                  Exhibit 4(b) of the Registrant's Amendment No. 2 to Form S-3
                  dated June 23, 1997. (File No. 1-7255).
4 (c)        --   Form of Preferred Security. Incorporated by reference to
                  Exhibit 4(c) of the Registrant's Amendment No. 1 to Form S-3
                  dated June 3, 1997. (File No. 1-7255).
4 (d)        --   Form of Junior Subordinated Debenture.  Incorporated by
                  reference to Exhibit 4(d) of the Registrant's Amendment No. 1
                  to Form S-3 dated June 3, 1997. (File No. 1-7255).
4 (e)        --   Form of Guarantee Agreement with respect to Trust Preferred
                  Securities.  Incorporated by reference to Exhibit 4(e) of the
                  Registrant's Amendment No. 1 to Form S-3 dated June 3, 1997.
                  (File No. 1-7255).
4 (f)        --   Form of Purchase Contract Agreement, between the Company and
                  The First National Bank of Chicago, as Purchase Contract
                  Agent.  Incorporated by reference to Exhibit 4(f) of the
                  Registrant's Amendment No. 1 to Form S-3 dated June 3, 1997.
                  (File No. 1-7255).
4 (g)        --   Form of Pledge Agreement, among the Company, The Chase
                  Manhattan Bank, as Collateral Agent and The First National
                  Bank of Chicago, as Purchase Contract Agent.  Incorporated
                  by reference to Exhibit 4(g) of the Registrant's Amendment
                  No. 1 to Form S-3 dated June 3, 1997. (File No. 1-7255).
4 (h)        --   Certificate of Trust of AHL Financing.  Incorporated by
                  reference to Exhibit 4(h) of the Registrant's Form S-3
                  dated March 28, 1997.  (File No. 1-7255).
4 (i)        --   Declaration of Trust of AHL Financing. Incorporated by
                  reference to Exhibit 4(i) of the Registrant's Form S-3
                  dated March 28, 1997. (File No. 1-7255).
4 (j)        --   Form of Supplemental Indenture to Indenture to be used in
                  connection with issuance of Junior Subordinated Debentures related to Income PRIDES. Incorporated by reference to
                  Exhibit 4(j) of the Registrant's Amendment No. 2 to Form
                  S-3 dated June 23, 1997. (File No. 1-7225).
4 (k)        --   Form of Amended and Restated Declaration of Trust of AHL
                  Financing.  Incorporated by reference to Exhibit 4(k) of the
                  Registrant's Form S-3 dated March 28, 1997. (File No. 1-7255).
10(a)(1)     --   American Heritage Life Investment Corporation 1988 Stock
                  Option Plan, as Amended and Restated. Incorporated by
                  reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994 (File No. 1-7255).
     (a)(2)  --   American Heritage Life Investment Corporation 1980 Stock
                  Option Plan, as Amended and Restated.
                  Incorporated by reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994
                  (File No. 1-7255).
     (a)(3)  --   American Heritage Life Investment Corporation 1996 Stock
                  Option Plan. Incorporated by reference to Exhibit II of
                  Registrant's Proxy Statement dated March 22, 1996. (File No.
                  1-7255).
10(b)(1)     --   American Heritage Life Investment Corporation Amended and
                  Restated Annual Incentive Plan. Incorporated by reference to
                  Exhibit 10(b)(1) of Form 10-K filed by Registrant for the
                  period ended December 31, 1995 (File No. 1-7255).
        (2)  --   American Heritage Life Investment Corporation Long-Term
                  Incentive Plan. Incorporated by reference to Exhibit I of
                  Registrant's Proxy Statement dated March 22, 1996 (File No.
                  1-7255).
10(c)(1)     --   Senior Corporate Officers Management Security Plan of
                  American Heritage Life Investment Corporation and
                  Subsidiaries. Incorporated by reference to Exhibit 10(c)(1) of
                  Form 10-K filed by Registrant for the period ended December
                  31, 1993 (File No. 1-7255). Incorporated by reference to
                  Exhibit 10(b)(1) of Form 10-K filed by Registrant for period ended December 31, 1995 (File No. 1- 7255).
        (2)  --   Officers Management Security Plan of American Heritage Life
                  Investment Corporation and Subsidiaries. Incorporated by
                  reference to Exhibit 10(c)(2) of Form 10-K filed by Registrant for the period ended December 31, 1993 (File No. 1-7255).
10(d)        --   Loan agreement dated February 21, 1997 among and between
                  American Heritage Life Investment Corporation and Barnett Bank
                  N.A., SunTrust Bank of North Florida, N.A. and SouthTrust Bank
                  of Alabama, National Association and related documents.
                  Incorporated by reference to Exhibit 99(c) of Form 8-K dated
                  March 3, 1997 (File No. 1-7255).
16(a)        --   Letter dated July 28, 1997, from KPMG Peat Marwick LLP to the
                  Securities and Exchange Commission.  Incorporated by reference to Exhibit 16 of the Registrant's Form 8-K dated July 25,
                  1997, filed with the Commission on July 29, 1997.
16(b)        --   Letter dated August 28, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange Commission. Incorporated by
                  reference to Exhibit 16(b) of the Registrant's Form 8-K/A
                  dated July 25, 1997, filed with the Commission on August 29,
                  1997.
21           --   Significant Subsidiaries of the Registrant.*
27           --   Financial Data Schedule (for SEC use only)*

* Previously filed.

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

April 6, 1998                     By:    /s/ T. O'NEAL DOUGLAS
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

                      Signatures                                Title                            Date
                      ----------                                -----                            ----
               /s/ T. O'NEAL DOUGLAS
          --------------------------------            Chairman and Director                      April 6, 1998
                  T. O'Neal Douglas                   (Principal Executive Officer)

              /s/ JOHN K. ANDERSON, JR.
          --------------------------------            Executive Vice President and               April 6, 1998
                John K. Anderson,Jr.                  Treasurer (Principal Financial
                                                      and Accounting Officer)

             /s/ C. RICHARD MOREHEAD
          --------------------------------            President and Chief                        April 6, 1998
                 C. Richard Morehead                  Operating Officer

             /s/ CHRIS A. VERLANDER
          --------------------------------            Vice Chairman                              April 6, 1998
                 Chris A. Verlander                   Director


          --------------------------------            Director
                   Edward L. Baker

                 /s/ A. DANO DAVIS
          --------------------------------            Director                                   April 9, 1998
                    A. Dano Davis

                  /s/ ROBERT D. DAVIS
          --------------------------------            Director                                   April 9, 1998
                   Robert D. Davis


          --------------------------------            Director
                    H. Corbin Day

               /s/ RADFORD D. LOVETT
          --------------------------------            Director                                   April 9, 1998
                  Radford D. Lovett


          --------------------------------            Director
                   W. A. Verlander