Form 10-Q
period 1998-03-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1998-05-15
CIK 5172

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended March 31, 1998 Commission File Number 1-7255




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

          Number of registrant's shares of common stock outstanding at
                                 April 30, 1998

                                   27,853,418

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                   (Unaudited)
                                                                  MARCH 31, 1998    DECEMBER 31, 1997
                                                                  --------------    -----------------
(Amounts in thousands, except share and per share amounts)
ASSETS
Investments:
   Debt securities, available-for-sale, at fair
     value (cost of $913,613 in 1998 and
     $889,811 in 1997)                                             $   945,635             923,287
   Equity securities, available-for-sale, at
     fair value (cost of $19,988 in 1998
     and $20,329 in 1997)                                               39,749              36,817
   Mortgage loans on real estate                                        78,588              70,697
   Investment real estate, at cost                                         479                 482
   Policy loans                                                        410,457             407,482
   Short-term investments                                                7,434              32,635
                                                                   -----------         -----------

       Total investments                                             1,482,342           1,471,400
                                                                   -----------         -----------
   Cash                                                                 24,516              23,261
   Agents' balances and prepaid commissions                             32,167              35,268
   Premiums receivable                                                  45,332              43,196
   Accrued investment income                                            35,766              30,519
   Deferred acquisition costs and cost of business acquired            227,185             223,651
   Property and equipment, at cost,
     less accumulated depreciation                                      32,442              31,898
   Reinsurance receivables                                              11,494              11,004
   Other assets                                                         46,068              45,062
                                                                   -----------         -----------
       Total assets                                                $ 1,937,312           1,915,259
                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                          $   293,458             289,765
   Policyholders' account balances                                   1,023,101           1,013,602
   Unearned premiums                                                    45,366              52,666
   Policy and contract claims                                           59,896              58,484
                                                                   -----------         -----------

       Total policy liabilities                                      1,421,821           1,414,517
   Notes payable to banks                                               44,412              39,192
   Deferred income taxes                                                48,162              46,820
   Other liabilities                                                    59,397              59,007
                                                                   -----------         -----------

       Total liabilities                                             1,573,792           1,559,536
                                                                   -----------         -----------

AHLIC-obligated mandatorily redeemable preferred securities
   of subsidiaries holding solely subordinated debentures
   of AHLIC                                                            103,500             103,500
                                                                   -----------         -----------

Stockholders' equity:
   Common stock of $1 par value. Authorized
     35,000,000 in 1998 and 1997; issued
     28,116,077 in 1998 and 14,020,861 in 1997                          28,116              14,021
   Additional paid-in capital                                           42,554              42,528
   Retained earnings                                                   175,561             183,852
   Yield enhancement, contract and issuance costs of
     mandatorily redeemable preferred securities                        (9,561)             (9,561)
   Net unrealized investment gains                                      27,389              25,612
                                                                   -----------         -----------
                                                                       264,059             256,452
   Less cost of 271,907 in 1998 and 142,589
     in 1997 common shares in treasury                                   4,039               4,229
                                                                   -----------         -----------

       Total stockholders' equity                                      260,020             252,223
                                                                   -----------         -----------
       Total liabilities and shareholders' equity                  $ 1,937,312           1,915,259
                                                                   ===========         ===========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              ------------------------------
                                                                  1998               1997
                                                              -----------        -----------
(Amounts in thousands, except share and per share amounts)
Income:
   Insurance revenues                                         $    71,530             65,048
   Net investment income                                           27,144             25,223
   Other income                                                       620                 --
   Realized investment gains, net                                     112                103
                                                              -----------        -----------

        Total income                                               99,406             90,374
                                                              -----------        -----------

Benefits, claims and expenses:
   Benefits and claims                                             44,057             41,618
   Underwriting, acquisition and insurance expenses:
        Taxes, commissions and general expenses                    30,184             28,687
        Amortization of deferred acquisition costs
          and cost of business acquired                             9,058              6,937
   Other operating expenses                                         3,146              1,582
                                                              -----------        -----------

        Total benefits, claims and expenses                        86,445             78,824
                                                              -----------        -----------

        Earnings before income taxes                               12,961             11,550
Income taxes                                                        4,287              3,805
                                                              -----------        -----------

        Net earnings                                          $     8,674              7,745
                                                              ===========        ===========

        Net earnings per share of common stock - basic                .32                .28
                                                              ===========        ===========
                                               - diluted              .31                .28
                                                              ===========        ===========

Dividends declared per share                                         .105               .095
                                                              ===========        ===========

Average number of shares outstanding - basic                   27,517,831         27,530,685
                                                              ===========        ===========
                                     - diluted                 28,045,473         27,761,038
                                                              ===========        ===========




See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                      1998               1997
                                                                    ---------         ---------
(Amounts in thousands, except share and per share amounts)
Common stock:
   Balance at beginning of period                                   $  14,021            13,967
   Par value of shares issued pursuant to stock split                  14,056                --
   Other shares issued (surrendered), net                                  39                23
                                                                    ---------         ---------

   Balance at end of period                                            28,116            13,990
                                                                    ---------         ---------

Additional paid-in capital:
   Balance at beginning of period                                      42,528            42,644

   Excess over par value on shares issued                                 629               584

   Addition (deduction) related to exercise of stock options             (603)               --
                                                                    ---------         ---------

   Balance at end of period                                            42,554            43,228
                                                                    ---------         ---------

Retained earnings:
   Balance at beginning of period                                     183,852           163,460

   Add net earnings                                                     8,674             7,745
                                                                    ---------         ---------
                                                                      192,526           171,205

   Par value of shares issued pursuant to stock split                 (14,056)               --

   Deduct cash dividends declared on common
     stock - $.105 per share in 1998 and
     $.095 per share in 1997                                           (2,909)           (2,623)
                                                                    ---------         ---------

   Balance at end of period                                           175,561           168,582
                                                                    ---------         ---------

Yield enhancement, contract and issuance costs of
   mandatorily redeemable preferred securities
   at beginning and end of period                                      (9,561)               --
                                                                    ---------         ---------

Accumulated other comprehensive income:
Net unrealized investment gains (losses):
   Balance at beginning of period                                      25,613            12,158

   Change during the period                                             1,776            (8,441)
                                                                    ---------         ---------

   Balance at end of period                                            27,389             3,717
                                                                    ---------         ---------

Treasury stock:
   Balance at beginning of period                                       4,229             3,287

   Add treasury shares purchased
    (2,001 shares in 1998
    and 19,400 shares in 1997)                                             36               504

   Less treasury shares surrendered
    (15,270 shares in 1998)                                              (226)               --
                                                                    ---------         ---------

   Balance at end of period                                             4,039             3,791
                                                                    ---------         ---------

        Total stockholders' equity                                  $ 260,020           225,726
                                                                    =========         =========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                    1998             1997
                                                                  --------         --------
(Amounts in thousands)
Operating activities:
   Net earnings                                                   $  8,674            7,745
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Change in agents' balances and prepaid commissions           3,101            1,369
        Change in premiums receivable                               (2,136)            (331)
        Change in accrued investment income                         (5,247)          (4,918)
        Change in reinsurance receivables                             (490)           1,733
        Amortization of deferred acquisition costs and
          cost of business acquired                                  9,058            6,937
        Acquisition costs deferred                                 (11,981)         (10,269)
        Change in future policy benefits                             3,693           (1,685)
        Change in policyholders' account balances                    9,499           21,075
        Change in unearned premiums                                 (7,300)            (921)
        Change in policy and contract claims                         1,412            1,232
        Change in income taxes                                       3,044            4,414
        Provision for depreciation and amortization                    626              710
        Change in unearned investment income                          (111)             (90)
        Other, net                                                  (1,715)          (2,112)
                                                                  --------         --------

        Net cash provided by operating activities                   10,127           24,889
                                                                  --------         --------

Investing activities:
   Sales of debt securities                                            351           25,180
   Maturities of debt securities                                    19,905           10,975
   Sales (purchases) of short-term investments, net                 25,200            1,545
   Sales of equity securities                                          195            1,533
   Maturities of mortgage loans on real estate                         684            1,005
   Policy loans paid                                                 7,050            2,408
   Acquisitions, net of cash acquired                                   --          (45,266)
   Purchases of debt securities                                    (44,039)         (33,144)
   Origination of mortgage loans on real estate                     (8,570)          (5,595)
   Policy loans made                                               (10,026)          (7,544)
   Purchases and additions of property and equipment
        and investment real estate                                  (1,020)            (777)
   Other, net                                                       (1,424)             (36)
                                                                  --------         --------

   Net cash used by investing activities                           (11,694)         (49,716)
                                                                  --------         --------


Financing activities:
   Change in notes payable to banks, net                             5,220           23,590
   Dividends to stockholders                                        (2,909)          (2,623)
   Other, net                                                          511              104
                                                                  --------         --------

   Net cash provided by financing activities                         2,822           21,071
                                                                  --------         --------

Increase (decrease) in cash                                          1,255           (3,756)
Cash, beginning of period                                           23,261           21,672
                                                                  --------         --------

Cash, end of period                                               $ 24,516           17,916
                                                                  ========         ========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


(1) In the opinion of management, the accompanying consolidated financial statements, which are unaudited include all adjustments necessary to present fairly the consolidated results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, schedules and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

(2) The financial statements of the Company's life insurance operations, primarily the operations of American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (CUL), have been included in the consolidated financial statements on the basis of generally accepted accounting principles.

(3) During the second quarter of 1997, the Company completed an offering of mandatorily redeemable preferred securities, raising $103.5 million, the net proceeds of which were used to retire bank debt.

(4) Earnings per share of common stock were based on the weighted average number of shares outstanding during each period, excluding treasury shares.

(5) Current accrued income taxes were included in other liabilities in the amount of $3,039,000 at March 31, 1998 and $683,000 at December 31, 1997,
      in the accompanying consolidated balance sheets.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED MARCH 31, 1998 COMPARED TO
                            PERIOS ENDED MARCH 1997



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

Pursuant to generally accepted accounting principles (GAAP), insurance revenues for reporting purposes include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the three months ended March 31, 1998 were $71.5 million, an increase of 10.0% from the $65.0 million for the same period in 1997. This increase was due primarily to an increase in interest-sensitive policy charges, cancer and accident and health insurance revenues.

As a result of more of the ordinary life business being interest-sensitive, the group business being on a self-funded or split-funded basis and the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is important to evaluate insurance revenues including premium equivalents. Including premium equivalents of $72.8 million and $78.8 million for the three months ended March 31, 1998 and 1997, respectively, insurance revenues, including premium equivalents, were $144.3 million and $143.9 million, up .3% in 1997. Ordinary insurance revenues including premium equivalents were up due in part to an increase in long-term care revenues. Additionally, credit insurance revenues and premium equivalents were down due primarily to a decrease in administrative services only business.

For the three months ended March 31, 1998, net investment income was $27.1 million, an increase of 7.6% over the $25.2 million reported for the same period in 1997. This increase in net investment income for the three months ended March 31, 1998 compared to the same periods in 1997 was due primarily to an increase in invested assets. These increases were partially offset by a decrease in Management Security Plan (MSP) policy loan interest due to a decrease in the average rate charged (7.56% in 1998 versus 7.94% in 1997) on decreased policy loan balances (see page 8 for discussion regarding MSP loans.) The effective yield on invested assets for the three months ended March 31, 1998 was 7.34% compared to 7.50% for the same period in 1997. Excluding MSP policy loans, the effective yield was 7.27% for the three months ended March 31, 1998 and 6.92% for the same period of 1997.

Benefits and claims were $44.1 million for the three months ended March 31, 1998, up 5.9% from the $41.6 million for the same period in 1997. The increase for the three months ended March 31, 1998 versus 1997 was due primarily to increased ordinary benefits, including increased death claims, dread disease and individual accident and health claims.

Taxes, commissions, and general expenses aggregated $30.2 million for the first three months of 1998 versus $28.7 million for the first three months of 1997, or an increase of 5.2%. The increase for the three months was primarily due to recent acquisitions having higher expense levels and additional expenses associated with new production and technology.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED MARCH 31, 1998 COMPARED TO
                          PERIODS ENDED MARCH 31, 1997


RESULTS OF OPERATIONS (CONTINUED)

Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing traditional ordinary insurance products are deferred and amortized over the premium-paying period of the related policies. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of two components: (1) the amortization of costs for policies which remain in force, and (2) the write-off of unamortized costs related to policies which are terminated. For the three months ended March 31, 1998, the amortization of deferred acquisition costs was $9.1 million compared to $6.9 million for the comparable period in 1997, or an increase of 30.6%. The increase in amortization expense was primarily due to increased amortization from the growth of business in force and the cost of business acquired.

For the three months ended March 31, 1998, other operating expenses were $3.1 million compared to $1.6 million for the same period in 1997, an increase of 98.8%. This increase was due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt and the interest on the mandatorily redeemable preferred securities issued at the end of the second quarter of 1997.

Income taxes increased 12.7% for the three months ended March 31, 1998 from the same period in 1997, primarily as a result of an increase in net earnings and a higher effective tax rate. For the three months ended March 31, 1998 and 1997, the effective tax rate was 33.1% and 32.9%, respectively.

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

The decrease in net cash provided by operating activities for the three months ended March 31, 1998, compared to the same period in 1997, was due primarily to a decrease in policyholder account balances as a result of certain surrenders in the first quarter of 1998.

The decrease in net cash used by investing activities for the three months ended March 31, 1998 versus the same period in 1997 was due primarily to the acquisition of CUL in 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED MARCH 31, 1998 COMPARED TO
                          PERIODS ENDED MARCH 31, 1997


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The decrease in net cash provided by financing activities for the three months ended March 31, 1998, compared to the same period in 1997, was due primarily to the increase in borrowing in 1997 to fund the acquisition of CUL.

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

At March 31, 1998, the fair value of the Company's debt and equity security portfolio aggregated $985.4 million compared with an amortized cost of $933.6 million, or an unrealized gain of $51.8 million. At December 31, 1997, the fair value of the portfolio aggregated $960.1 million compared with an amortized cost of $910.1 million, or an unrealized gain of $50.0 million. This change in the unrealized gain was primarily due to changes in market conditions.

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at March 31, 1998 aggregated $48.3 million with a market value of $49.7 million. At market value, these investments represented 2.6% of total assets, or 3.4% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The increase in bank debt at March 31, 1998, compared to the amount at December 31, 1997, reflected additional borrowings to fund shareholder dividends and interest expense. At March 31, 1998, the debt to total capital (excluding unrealized investment gains) ratio was 11.7%.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    PERIODS ENDED MARCH 31, 1998 COMPARED TO
                          PERIODS ENDED MARCH 31, 1997


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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


                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)




Date         5/14/98                     /s/ C. Richard Morehead
     --------------------    --------------------------------------------------
                             C. Richard Morehead, President and Chief
                             Operating Officer (Authorized Officer)





Date         5/14/98                     /s/ John K. Anderson, Jr.
     --------------------    --------------------------------------------------
                             John K. Anderson, Jr., Executive Vice President and
                             Chief Financial Officer (Principal Financial and
                             Accounting Officer)