Form 10-Q
period 1998-06-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1998-08-14
CIK 5172

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


          For Quarter Ended June 30, 1998 Commission File Number 1-7255




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

          Number of registrant's shares of common stock outstanding at
                                  July 31, 1998
                                   27,866,767

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                        (Unaudited)
                                                                       JUNE 30, 1998       DECEMBER 31, 1997
                                                                       -------------       -----------------
(Amounts in thousands, except share and per share amounts)
ASSETS
Investments:
   Debt securities, available-for-sale, at fair
     value (cost of $924,013 in 1998 and
     $889,811 in 1997)                                                 $   964,435                 923,287
   Equity securities, available-for-sale, at
     fair value (cost of $19,826 in 1998
     and $20,329 in 1997)                                                   39,882                  36,817
   Mortgage loans on real estate                                            80,778                  70,697
   Investment real estate, at cost                                             508                     482
   Policy loans                                                            420,543                 407,482
   Short-term investments                                                    3,955                  32,635
                                                                       -----------             -----------

     Total investments                                                   1,510,101               1,471,400
                                                                       -----------             -----------
   Cash                                                                     42,081                  23,261
   Agents' balances and prepaid commissions                                 32,579                  35,268
   Premiums receivable                                                      47,158                  43,196
   Accrued investment income                                                33,598                  30,519
   Deferred acquisition costs and cost of business acquired                231,420                 223,651
   Property and equipment, at cost,
     less accumulated depreciation                                          33,307                  31,898
   Reinsurance receivables                                                  12,165                  11,004
   Other assets                                                             49,211                  45,062
                                                                       -----------             -----------
       Total assets                                                    $ 1,991,620               1,915,259
                                                                       ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                              $   299,280                 289,765
   Policyholders' account balances                                       1,061,117               1,013,602
   Unearned premiums                                                        45,242                  52,666
   Policy and contract claims                                               62,170                  58,484
                                                                       -----------             -----------

       Total policy liabilities                                          1,467,809               1,414,517
   Notes payable to banks                                                   50,277                  39,192
   Deferred income taxes                                                    52,020                  46,820
   Other liabilities                                                        48,385                  59,007
                                                                       -----------             -----------

       Total liabilities                                                 1,618,491               1,559,536
                                                                       -----------             -----------

AHLIC-obligated mandatorily redeemable preferred securities
   of subsidiaries holding solely subordinated debentures
   of AHLIC                                                                103,500                 103,500
                                                                       -----------             -----------

Stockholders' equity:
   Common stock of $1 par value.  Authorized 75,000,000
       shares in 1998 and 35,000,000 shares in 1997; issued
       28,139,880 in 1998 and 14,020,861 in 1997                            28,140                  14,021
   Additional paid-in capital                                               42,174                  42,528
   Retained earnings                                                       181,797                 183,852
   Yield enhancement, contract and issuance costs of
    mandatorily redeemable preferred securities                             (9,561)                 (9,561)
   Net unrealized investment gains                                          31,136                  25,612
                                                                       -----------             -----------
                                                                           273,686                 256,452
   Less cost of 273,113 in 1998 and 142,589
     in 1997 common shares in treasury                                       4,057                   4,229
                                                                       -----------             -----------

       Total stockholders' equity                                          269,629                 252,223
                                                                       -----------             -----------
       Total liabilities and shareholders' equity                      $ 1,991,620               1,915,259
                                                                       ===========             ===========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                FOR THE SIX MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                                ---------------------------     ------------------------------

                                                                   1998           1997           1998              1997
                                                                   ----           ----           ----              ----

(Amounts in thousands, except share and per share amounts)

Income:
   Insurance revenues                                         $   149,889          131,825          78,360          66,776
   Net investment income                                           54,354           51,212          27,210          25,990
   Other income                                                     1,194                -             573               -
   Realized investment gains, net                                     181              164              69              61
                                                              -----------      -----------     -----------     -----------

        Total income                                              205,618          183,201         106,212          92,827
                                                              -----------      -----------     -----------     -----------

Benefits, claims and expenses:
   Benefits and claims                                             92,302           82,856          48,245          41,239
   Underwriting, acquisition and insurance expenses:
        Taxes, commissions and general expenses                    61,332           58,907          31,148          30,220
        Amortization of deferred acquisition costs and
          cost of business acquired                                18,922           14,454           9,864           7,516

   Other operating expenses                                         6,305            3,778           3,159           2,195
                                                              -----------      -----------     -----------     -----------

        Total benefits, claims and expenses                       178,861          159,995          92,416          81,170
                                                              -----------      -----------     -----------     -----------

        Earnings before income taxes                               26,757           23,206          13,796          11,657
Income taxes                                                        8,921            7,661           4,634           3,856
                                                              -----------      -----------     -----------     -----------

        Net earnings                                          $    17,836           15,545           9,162           7,801
                                                              ===========      ===========     ===========     ===========

        Net earnings per share of common stock - basic                .65              .56             .33             .28
                                                              ===========      ===========     ===========     ===========
                                               - diluted              .63              .56             .32             .28
                                                              ===========      ===========     ===========     ===========

Dividends declared per share                                  $      .210             .195            .105            .100
                                                              ===========      ===========     ===========     ===========

Average number of shares outstanding - basic                   27,547,632       27,536,535      27,577,433      27,542,385
                                                              ===========      ===========     ===========     ===========
                                     - diluted                 28,325,402       27,781,380      28,615,378      27,801,723
                                                              ===========      ===========     ===========     ===========



See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                               1998            1997
                                                                             ---------       --------
(Amounts in thousands, except share and per share amounts)
Common stock:
   Balance at beginning of period                                            $  14,021          13,967
   Par value of shares issued pursuant to stock split                           14,056               -
   Other shares issued, net                                                         63              38
                                                                             ---------       ---------

   Balance at end of period                                                     28,140          14,005
                                                                             ---------       ---------

Additional paid-in capital:
   Balance at beginning of period                                               42,528          42,644

   Excess over par value on shares issued                                          628             584

   Addition (deduction) related to exercise of stock options                      (982)           (330)
                                                                             ---------       ---------

   Balance at end of period                                                     42,174          42,898
                                                                             ---------       ---------

Retained earnings:
   Balance at beginning of period                                              183,852         163,460

   Add net earnings                                                             17,836          15,545
                                                                             ---------       ---------
                                                                               201,688         179,005

   Par value of shares issued pursuant to stock split                          (14,056)              -
   Cash-in-lieu of fractional shares related to stock split                         (2)              -
   Deduct cash dividends declared on common stock - $.21
     per share in 1998 and $.195 per share in 1997                              (5,833)         (5,386)
                                                                             ---------       ---------

   Balance at end of period                                                    181,797         173,619
                                                                             ---------       ---------

Yield enhancement, contract and issuance costs of
   mandatorily redeemable preferred securities at
   beginning of period                                                          (9,561)              -
Change during the period                                                             -          (9,160)
                                                                             ---------       ---------
Balance at end of period                                                        (9,561)         (9,160)
                                                                             ---------       ---------

Accumulated other comprehensive income:
Net unrealized investment gains (losses):
   Balance at beginning of period                                               25,613          12,158

   Change during the period                                                      5,523           2,288
                                                                             ---------       ---------

   Balance at end of period                                                     31,136          14,446
                                                                             ---------       ---------

Treasury stock:
   Balance at beginning of period                                                4,229           3,287

   Add treasury shares purchased (3,207 shares in 1998
      and 19,401 shares in 1997)                                                    55             504

   Less treasury shares surrendered (15,270 shares in 1998)                       (227)              -
                                                                             ---------       ---------

   Balance at end of period                                                      4,057           3,791
                                                                             ---------       ---------

        Total stockholders' equity                                           $ 269,629         232,017
                                                                             =========       =========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                 1998           1997
                                                                -------        --------
(Amounts in thousands)
Operating activities:
   Net earnings                                                 $ 17,836         15,545
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Change in agents' balances and prepaid commissions         2,743          1,313
        Change in premiums receivable                             (3,962)        (4,836)
        Change in accrued investment income                       (2,602)        (3,417)
        Change in reinsurance receivables                         (1,106)         2,412
        Amortization of deferred acquisition costs and
            cost of business acquired                             18,922         14,454
        Acquisition costs deferred                               (25,069)       (20,548)
        Change in future policy benefits                           7,324          2,769
        Change in policyholders' account balances                 17,805         46,372
        Change in unearned premiums                               (7,424)          (532)
        Change in policy and contract claims                       2,636          1,160
        Change in income taxes                                     1,710          2,980
        Provision for depreciation and amortization                1,518          1,030
        Change in unearned investment income                        (171)           327
        Other, net                                                (5,460)          (859)
                                                                --------       --------

        Net cash provided by operating activities                 24,700         58,170
                                                                --------       --------

Investing activities:
   Sales of debt securities                                        4,853         26,833
   Maturities of debt securities                                  57,531         31,950
   Sales (purchases) of short-term investments, net               29,257             80
   Sales of equity securities                                        661          2,033
   Maturities of mortgage loans on real estate                     1,626          1,683
   Policy loans paid                                              12,437         15,577
   Acquisitions, net of cash acquired                              1,789        (47,620)
   Purchases of debt securities                                  (71,826)       (55,604)
   Origination of mortgage loans on real estate                  (11,715)       (11,525)
   Policy loans made                                             (24,422)       (33,975)
   Purchases and additions of property and equipment
        and investment real estate                                (2,533)        (2,688)
   Other, net                                                     (8,801)           (19)
                                                                --------       --------

   Net cash used by investing activities                         (11,143)       (73,275)
                                                                --------       --------

Financing activities:
   Change in notes payable to banks, net                          11,085        (70,195)
   Proceeds from securities offering, net                             --         99,794
   Dividends to stockholders                                      (5,833)        (5,386)
   Other, net                                                         11            (70)
                                                                --------       --------

   Net cash provided by financing activities                       5,263         24,143
                                                                --------       --------

Increase in cash                                                  18,820          9,038
Cash, beginning of period                                         23,261         21,672
                                                                --------       --------

Cash, end of period                                             $ 42,081         30,710
                                                                ========       ========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

(3) On June 30, 1998, the Company closed on the acquisition of Keystone State Life Insurance Company (Keystone) of Philadelphia, Pennsylvania. Keystone primarily markets individual life products. The acquisition was included in the balance sheet at June 30, 1998, but will not be included in earnings until the third quarter of 1998.

(4) Earnings per share of common stock were based on the weighted average number of shares outstanding during each period, excluding treasury shares.

(5) Current accrued income taxes were included in other liabilities in the amount of $565,000 at June 30, 1998 and $683,000 at December 31, 1997,
      in the accompanying consolidated balance sheets.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIODS ENDED JUNE 30, 1998 COMPARED TO
                           PERIODS ENDED JUNE 30, 1997


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

On June 30, 1998, the Company closed on the acquisition of Keystone State Life Insurance Company (Keystone). The balance sheet at June 30, 1998 reflected the consolidation of Keystone.

Pursuant to generally accepted accounting principles (GAAP), insurance revenues for reporting purposes include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the six months ended June 30, 1998 were $149.9 million, an increase of 13.7% from the $131.8 million for the same period in 1997. For the three months ended June 30, 1998, insurance revenues were $78.4 million versus $66.8 million for the same period in 1997, an increase of 17.3%. These increases were due primarily to an increase in interest-sensitive policy charges, cancer and accident and health insurance revenues.

As a result of more of: (1) the ordinary life business being interest-sensitive;
(2) the group business being on a self-funded or split-funded basis; and (3) the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is important to evaluate insurance revenues including premium equivalents. Including premium equivalents of $159.3 million and $184.3 million for the six months ended June 30, 1998 and 1997, respectively, insurance revenues, including premium equivalents, were $309.2 million and $316.2 million, down 2.2% in 1998. For the three months ended June 30, 1998 and 1997, insurance revenues, including premium equivalents of $86.5 million and $105.5 million, respectively, were $164.9 million and $172.3 million, respectively, down 4.3% in 1998. Credit and group insurance revenues and premium equivalents were down due primarily to a decrease in administrative services only business. The decrease was partially offset by an increase in ordinary insurance revenues including premium equivalents which were up due in part to an increase in accident and health and cancer revenues. Universal life revenues were also up with assumed revenues and premium equivalents of $5.7 million with no comparable assumed amounts in 1997.

For the six months ended June 30, 1998, net investment income was $54.4 million, an increase of 6.1% over the $51.2 million reported for the same period in 1997. Net investment income for the three months ended June 30, 1998 was $27.2 million compared to $26.0 million for the three months ended June 30, 1997, or an increase of 4.7%. These increases in net investment income for the six months and three months ended June 30, 1998 compared to the same periods in 1997 were due primarily to an increase in invested assets. These increases were partially offset by a decrease in Management Security Plan (MSP) policy loan interest due to a decrease in the average rate charged (7.54% in 1998 versus 7.92% in 1997) on decreased policy loan balances (see page 8 for discussion regarding MSP loans.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIODS ENDED JUNE 30, 1998 COMPARED TO
                           PERIODS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS (CONTINUED)

The effective yield on invested assets for the six months ended June 30, 1998 was 7.29% compared to 7.57% for the same period in 1997. Excluding MSP policy loans, the effective yield was 7.24% for the six months ended June 30, 1998 and 7.43% for the same period of 1997.

Benefits and claims were $92.3 million for the six months ended June 30, 1998, up 11.4% from the $82.9 million for the same period in 1997. For the three months ended June 30, 1998, benefits and claims totaled $48.2 million compared to $41.2 million for the same period in 1997, or an increase of 17.0%. The increases for the six months and three months ended June 30, 1998 versus 1997 were due primarily to increased ordinary benefits, including additional benefits from an assumed block of universal life business with no comparable amounts for 1997 and individual accident and health claims.

Taxes, commissions, and general expenses aggregated $61.3 million for the first six months of 1998 versus $58.9 million for the first six months of 1997, or an increase of 4.1%. For the three months ended June 30, 1998 and 1997, taxes, commissions and general expenses were $31.1 million and $30.2 million, respectively, or an increase of 3.1%. The increases for the six months and three months were influenced by recent acquisitions and additional expenses associated with new production and technology.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing traditional ordinary insurance products are deferred and amortized over the premium-paying period of the related policies. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of: (1) the amortization of costs for policies which remain in force; (2) the write-off of unamortized costs related to policies which are terminated; and (3) the amortization of the cost of business acquired. For the six months ended June 30, 1998, the amortization of deferred acquisition costs was $18.9 million compared to $14.5 million for the comparable period in 1997, or an increase of 30.9%. For the three months ended June 30, 1998, the amortization of deferred acquisition costs was $9.9 million compared to $7.5 million for the comparable period in 1997, or an increase of 31.2%. These increases in amortization expense were primarily due to increased amortization from the growth of business in force and the cost of business acquired.

For the six months ended June 30, 1998, other operating expenses were $6.3 million compared to $3.8 million for the same period in 1997, an increase of 66.9%. For the three months ended June 30, 1998, other operating expenses were $3.2 million compared to $2.2 million for the same period in 1997, or an increase of 43.9%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt and the interest on the mandatorily redeemable preferred securities issued at the end of the second quarter of 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIODS ENDED JUNE 30, 1998 COMPARED TO
                           PERIODS ENDED JUNE 30, 1997


RESULTS OF OPERATIONS (CONTINUED)

Income taxes increased 16.5% for the six months ended June 30, 1998 from the same period in 1997, primarily as a result of an increase in net earnings and a higher effective tax rate. For the six months ended June 30, 1998 and 1997, the effective tax rate was 33.3% and 33.0%, respectively.

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

The decrease in net cash provided by operating activities for the six months ended June 30, 1998, compared to the same period in 1997, was due primarily to a decrease in policyholder account balances as a result of certain surrenders in 1998.

The decrease in net cash used by investing activities for the six months ended June 30, 1998 versus the same period in 1997 was due primarily to the acquisition of CUL and Concord General in 1997.

The decrease in net cash provided by financing activities for the six months ended June 30, 1998, compared to the same period in 1997, was due primarily to proceeds from the offering of mandatorily redeemable preferred securities, which was partially offset with the payoff of debt in 1997.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIODS ENDED JUNE 30, 1998 COMPARED TO
                           PERIODS ENDED JUNE 30, 1997


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At June 30, 1998, the fair value of the Company's debt and equity security portfolio aggregated $1,004.3 million compared with an amortized cost of $943.8 million, or an unrealized gain of $60.5 million. At December 31, 1997, the fair value of the portfolio aggregated $960.1 million compared with an amortized cost of $910.1 million, or an unrealized gain of $50.0 million. This change in the unrealized gain was primarily due to changes in market conditions.

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at June 30, 1998 aggregated $37.3 million with a market value of $38.3 million. At market value, these investments represented 1.9% of total assets, or 2.5% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The increase in bank debt at June 30, 1998, compared to the amount at December 31, 1997, reflected additional borrowings to fund shareholder dividends and interest expense. At June 30, 1998, the debt to total capital (excluding unrealized investment gains) ratio was 12.8%.

The Company has completed an assessment and has in place a Year 2000 compliance plan which includes updates and revisions to existing software, and the installation of replacement software. The Company's Year 2000 plan will ensure that there are no data-related failures associated with computer hardware, computer software, business equipment, control systems or its relationships with business partners. The Company has in place a corporate project team and is using both internal and external resources for testing and acceptance of software and hardware. The Company has been aggressively addressing Year 2000 compliance since 1996 and is on schedule to have the conversion completed according to plan.

The foregoing discussion contains forward-looking statements together with related data and projections about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then current expectations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

                  (a) The Company held its 1998 Annual Meeting of Shareholders on April 30, 1998.
                  (b)   Not applicable.
                  (c) At the Company's 1998 Annual Meeting of Shareholders in addition to the election of directors, the following matter was considered, voted upon and approved:
                        To amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $1.00 per share, from 35,000,000 to 75,000,000:

                        SHARES VOTED FOR:           21,219,115
                        SHARES VOTED AGAINST:        2,673,924
                        SHARES ABSTAINED:              171,826

Item 5.     Other Information

            The Company's by-laws provide that at a meeting of the shareholders, business must be properly brought before the meeting. For business to be properly brought before a meeting of shareholders by a shareholder, the shareholder must have given timely notice in writing to the Secretary of the Company and the shareholder must be a shareholder of record at the time such notice is given. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than 70 days nor more than 90 days prior to the meeting. However, if the date of the meeting is not publicly announced by the Company by mail, press release or otherwise more than 70 days prior to the meeting, notice by the shareholder to be timely must be delivered to the Secretary of the Company not later than the close of business on the 10th day following the day on which such announcement of the date of the meeting was made. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as it appears on the Company's books, of the shareholder proposing such business, (c) the number of shares of the Company's common stock which are beneficially owned by the shareholder, and
            (d) any material financial interest of the shareholder in such business. A shareholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth above.

            The Company's by-laws also provide that any shareholder entitled to vote for the election of Directors at a meeting may nominate persons for election as Directors by giving timely notice thereof in proper written form to the Secretary of the Company accompanied by a petition signed by at least 100 record holders of the Company's common stock which shows the number of shares held by each person and which represent in the aggregate one percent of the outstanding shares entitled to vote in the election of Directors. To be timely, notice shall be delivered to or mailed and received at the Company's principal executive offices not less than 70 days nor more that 90 days prior to the meeting. However, if less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to the shareholders, to be timely, notice by the shareholder must be received at the Company's principal executive offices not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. To be in proper written form, a shareholder's notice shall set forth in writing (i) as to each person whom the shareholder proposes to nominate for election as a Director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected and (ii) as to the shareholder giving the notice (x) the name and address, as they appear on the Company's books, of such shareholder and (y) the number of shares of the Corporation which are beneficially owned by such shareholder.

            Although the Company's 1999 Annual Meeting of Shareholders has not been set by its Board of Directors, it is contemplated that it will be held on April 29, 1999. Assuming April 29, 1999, is to be the date of the Company's 1999 Annual Meeting of Shareholders and notice of that date is made by the Company more than 70 days prior thereto, in order for a notice by a shareholder to the Company's Secretary to be timely in regard to (i) a matter which a shareholder desires to be considered at the meeting or (ii) the nomination at the meeting of a person to the Company's Board of Directors by a shareholder, the notice must be received not later than February 18, 1999 nor prior to January 29, 1999.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits

                    27 Financial Data Schedule (for SEC purposes only)

            (b) A Form 8K was filed June 17, 1998 including the following items:

                     Item 5. Other Events

                     - Articles of Amendment and Restatement of the Articles of Incorporation

                     Item 7. Financial Statements and Exhibit

                     - Articles of Amendment and Restatement of the Articles of Incorporation of American Heritage Life Investment Corporation, filed with the Secretary of State of the State of Florida on May 18, 1998.

                          PART II - OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)




Date  August 12, 1998               /s/ C. Richard Morehead
      ---------------------         --------------------------------------------
                                    C. Richard Morehead, President and Chief
                                    Operating Officer (Authorized Officer)


Date  August 12, 1998               /s/ John K. Anderson, Jr.
      --------------------          --------------------------------------------
                                    John K. Anderson, Jr., Executive Vice
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)