Form 10-Q
period 1998-09-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1998-11-13
CIK 5172

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For Quarter Ended September 30, 1998 Commission File Number 1-7255




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



          Number of registrant's shares of common stock outstanding at
                                October 31, 1998
                                   27,867,165

                 AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                               SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                               ------------------  -----------------
(Amounts in thousands, except share and per share amounts)
ASSETS
Investments:
     Debt securities, available-for-sale, at fair value (cost of $936,240 in
       1998 and $889,811 in 1997)                                                 $   988,219          923,287
     Equity securities, available-for-sale, at fair value (cost of $28,036
       in 1998 and $20,329 in 1997)                                                    38,361           36,817
     Mortgage loans on real estate                                                     87,346           70,697
     Investment real estate, at cost                                                      519              482
     Policy loans                                                                     422,149          407,482
     Short-term investments                                                            16,505           32,635
                                                                                  -----------        ---------

       Total investments                                                            1,553,099        1,471,400
                                                                                  -----------        ---------
Cash                                                                                   21,753           23,261
Agents' balances and prepaid commissions                                               33,277           35,268
Premiums receivable                                                                    49,085           43,196
Accrued investment income                                                              38,082           30,519
Deferred acquisition costs and cost of business acquired                              234,116          223,651
Property and equipment, at cost, less accumulated depreciation                         34,767           31,898
Reinsurance receivables                                                                12,322           11,004
Other assets                                                                           48,519           45,062
                                                                                  -----------        ---------
       Total assets                                                               $ 2,025,020        1,915,259
                                                                                  ===========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
     Future policy benefits                                                       $   308,218          289,765
     Policyholders' account balances                                                1,074,623        1,013,602
     Unearned premiums                                                                 45,550           52,666
     Policy and contract claims                                                        62,084           58,484
                                                                                  -----------        ---------

       Total policy liabilities                                                     1,490,475        1,414,517
Notes payable to banks                                                                 55,447           39,192
Deferred income taxes                                                                  53,146           46,820
Other liabilities                                                                      45,925           59,007
                                                                                  -----------        ---------

       Total liabilities                                                            1,644,993        1,559,536
                                                                                  -----------        ---------

AHLIC-obligated mandatorily redeemable preferred securities of
     subsidiaries holding solely subordinated debentures of AHLIC                     103,500          103,500
                                                                                  -----------        ---------

Stockholders' equity:
     Common stock of $1 par value.  Authorized 75,000,000
       shares in 1998 and 35,000,000 shares in 1997; issued
       28,139,880 in 1998 and 14,020,861 in 1997                                       28,140           14,021
     Additional paid-in capital                                                        42,174           42,528
     Retained earnings                                                                188,156          183,852
     Yield enhancement, contract and issuance costs of
        mandatorily redeemable preferred securities                                    (9,561)          (9,561)
     Net unrealized investment gains                                                   31,667           25,612
                                                                                  -----------        ---------
                                                                                      280,576          256,452
     Less cost of 272,715 in 1998 and 142,589
        in 1997 common shares in treasury                                               4,049            4,229
                                                                                  -----------        ---------

       Total stockholders' equity                                                     276,527          252,223
                                                                                  -----------        ---------
       Total liabilities and shareholders' equity                                 $ 2,025,020        1,915,259
                                                                                  ===========        =========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   1998             1997            1998           1997
                                                               ---------------------------      --------------------------
(Amounts in thousands, except share and per share amounts)

Income:
     Insurance revenues                                        $   231,620         206,945          81,731          75,120
     Net investment income                                          82,326          77,990          27,972          26,778
     Other income                                                    1,743             443             549             443
     Realized investment gains, net                                    345             310             164             146
                                                               -----------      ----------      ----------      ----------

         Total income                                              316,034         285,688         110,416         102,487
                                                               -----------      ----------      ----------      ----------

Benefits, claims and expenses:
     Benefits and claims                                           143,836         131,746          51,534          48,890
     Underwriting, acquisition and insurance expenses:
         Taxes, commissions and general expenses                    92,639          90,088          31,306          31,181
         Amortization of deferred acquisition costs and
                cost of business acquired                           29,357          22,763          10,435           8,310

     Other operating expenses                                        9,622           6,380           3,317           2,602
                                                               -----------      ----------      ----------      ----------

         Total benefits, claims and expenses                       275,454         250,977          96,592          90,983
                                                               -----------      ----------      ----------      ----------

         Earnings before income taxes                               40,580          34,711          13,824          11,504
Income taxes                                                        13,458          11,482           4,537           3,820
                                                               -----------      ----------      ----------      ----------

         Net earnings                                          $    27,122          23,229           9,287           7,684
                                                               ===========      ==========      ==========      ==========

         Net earnings per share of common stock - basic                .98             .84             .34             .28
                                                               ===========      ==========      ==========      ==========
                                                - diluted              .95             .83             .32             .27
                                                               ===========      ==========      ==========      ==========

Dividends declared per share                                   $      .315            .295            .105            .100
                                                               ===========      ==========      ==========      ==========

Average number of shares outstanding - basic                    27,559,354      27,579,106      27,582,091      27,664,249
                                                               ===========      ==========      ==========      ==========
                                     - diluted                  28,440,024      27,858,374      28,615,378      27,801,723
                                                               ===========      ==========      ==========      ==========



See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                    1998            1997
                                                                  ---------       --------
(Amounts in thousands, except share and per share amounts)
Common stock:
   Balance at beginning of period                                 $  14,021          3,967
   Par value of shares issued pursuant to stock split                14,056             --
   Other shares issued, net                                              63             54
                                                                  ---------       --------

   Balance at end of period                                          28,140         14,021
                                                                  ---------       --------
Additional paid-in capital:
   Balance at beginning of period                                    42,528         42,644

   Excess over par value on shares issued                               628            542

   Addition (deduction) related to exercise of stock options           (982)          (658)
                                                                  ---------       --------

   Balance at end of period                                          42,174         42,528
                                                                  ---------       --------

Retained earnings:
   Balance at beginning of period                                   183,852        163,460

   Add net earnings                                                  27,122         23,229
                                                                  ---------       --------
                                                                    210,974        186,689

   Par value of shares issued pursuant to stock split               (14,056)            --
   Cash-in-lieu of fractional shares related to stock split              (2)            --
   Deduct cash dividends declared on common stock - $.315
       per share in 1998 and $.295 per share in 1997                 (8,760)        (8,156)
                                                                  ---------       --------

   Balance at end of period                                         188,156        178,533
                                                                  ---------       --------

Yield enhancement, contract and issuance costs of
   mandatorily redeemable preferred securities at
   beginning of period                                               (9,561)            --
   Change during the period                                              --         (9,552)
                                                                  ---------       --------
   Balance at end of period                                          (9,561)        (9,552)
                                                                  ---------       --------

Accumulated other comprehensive income:
Net unrealized investment gains (losses):
   Balance at beginning of period                                    25,613         12,158

   Change during the period                                           6,054         10,374
                                                                  ---------       --------

   Balance at end of period                                          31,667         22,532
                                                                  ---------       --------

Treasury stock:
   Balance at beginning of period                                     4,229          3,287

   Add treasury shares purchased (3,207 shares in 1998
      and 19,406 shares in 1997)                                         54            504

   Less treasury shares surrendered (15,668 shares in 1998
      and 104,352 shares in 1997)                                      (234)        (2,285)
                                                                  ---------       --------

   Balance at end of period                                           4,049          1,506
                                                                  ---------       --------

        Total stockholders' equity                                $ 276,527        246,556
                                                                  =========       ========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                                   1998           1997
                                                                ---------       --------
(Amounts in thousands)
Operating activities:
   Net earnings                                                 $  27,122         23,229
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Change in agents' balances and prepaid commissions          2,045            807
        Change in premiums receivable                              (5,889)        (8,012)
        Change in accrued investment income                        (7,086)        (7,563)
        Change in reinsurance receivables                          (1,264)         3,272
        Amortization of deferred acquisition costs and
            cost of business acquired                              29,357         22,763
        Acquisition costs deferred                                (39,031)       (31,295)
        Change in future policy benefits                           16,262         10,802
        Change in policyholders' account balances                  31,311         59,209
        Change in unearned premiums                                (7,116)           824
        Change in policy and contract claims                        2,551          1,556
        Change in income taxes                                      2,735          2,575
        Provision for depreciation and amortization                 2,499          1,654
        Change in unearned investment income                         (240)           277
        Other, net                                                 (6,302)        (1,552)
                                                                ---------       --------

        Net cash provided by operating activities                  46,954         78,546
                                                                ---------       --------

Investing activities:
   Sales of debt securities                                        11,156         35,543
   Maturities of debt securities                                   88,741         47,266
   Sales (purchases) of short-term investments, net                16,707         (5,094)
   Sales of equity securities                                       4,935          2,390
   Maturities of mortgage loans on real estate                      2,639          2,948
   Policy loans paid                                               26,596         24,025
   Acquisitions, net of cash acquired                               1,389        (50,876)
   Purchases of debt securities                                  (127,556)       (99,305)
   Purchases of equity securities                                  (6,393)          (342)
   Origination of mortgage loans on real estate                   (19,274)       (14,711)
   Policy loans made                                              (40,187)       (49,212)
   Purchases and additions of property and equipment
        and investment real estate                                 (4,584)        (3,628)
   Other, net                                                     (10,146)         2,171
                                                                 ---------      ---------
   Net cash used by investing activities                          (55,977)      (108,825)
                                                                 ---------      ---------

Financing activities:
   Change in notes payable to banks, net                           16,255        (60,839)
   Proceeds from securities offering, net                               0         98,939
   Dividends to stockholders                                       (8,761)        (8,157)
   Other, net                                                          21          1,866
                                                                ---------       --------

   Net cash provided by financing activities                        7,515         31,809
                                                                ---------       --------

Increase (decrease) in cash                                        (1,508)         1,530
Cash, beginning of period                                          23,261         21,672
                                                                ---------       --------

Cash, end of period                                             $  21,753         23,202
                                                                =========       ========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)



(1) In the opinion of management, the accompanying consolidated financial statements, which are unaudited, include all adjustments necessary to present fairly the consolidated results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, schedules and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

(2) The financial statements of the Company's life insurance operations, primarily the operations of American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (CUL), have been included in the consolidated financial statements on the basis of generally accepted accounting principles.

(3) On June 30, 1998, the Company closed on the acquisition of Keystone State Life Insurance Company (Keystone) of Philadelphia, Pennsylvania. Keystone primarily markets individual life products. The acquisition was included in the balance sheet at September 30, 1998, and included in earnings for the third quarter of 1998.

(4) Earnings per share of common stock were based on the weighted average number of shares outstanding during each period, excluding treasury shares.

(5) Current accrued income taxes were included in other liabilities in the amount of $526,000 at September 30, 1998 and $683,000 at December 31, 1997, in the accompanying consolidated balance sheets.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1998 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1997


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

On June 30, 1998, the Company closed on the acquisition of Keystone State Life Insurance Company (Keystone). The acquisition was reflected in the Company's financial statements at September 30, 1998.

Pursuant to generally accepted accounting principles (GAAP), insurance revenues for reporting purposes include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the nine months ended September 30, 1998 were $231.6 million, an increase of 11.9% from the $206.9 million for the same period in 1997. For the three months ended September 30, 1998, insurance revenues were $81.7 million versus $75.1 million for the same period in 1997, an increase of 8.8%. These increases were due primarily to an increase in interest-sensitive policy charges, cancer and accident and health insurance revenues, partially offset by a decrease in credit insurance revenues.

As a result of more of: (1) the ordinary life business being interest-sensitive;
(2) the group business being on a self-funded or split-funded basis; and (3) the credit business being written on a reinsurance/administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is important to evaluate insurance revenues including premium equivalents. Including premium equivalents of $250.7 million and $274.2 million for the nine months ended September 30, 1998 and 1997, respectively, insurance revenues, including premium equivalents, were $482.3 million and $481.2 million, up .2% in 1998. For the three months ended September 30, 1998 and 1997, insurance revenues, including premium equivalents of $91.4 million and $89.9 million, respectively, were $173.1 million and $165.0 million, respectively, up 4.9% in 1998. Ordinary insurance revenues including premium equivalents were up due in part to an increase in accident and health and cancer revenues. Universal life revenues were also up with assumed revenues and premium equivalents of $8.4 million with no comparable amounts in 1997. The increase was partially offset by a decrease in group and credit insurance revenues and premium equivalents which were down due primarily to a decrease in administrative services only business and credit reinsurance.

For the nine months ended September 30, 1998, net investment income was $82.3 million, an increase of 5.6% over the $78.0 million reported for the same period in 1997. Net investment income for the three months ended September 30, 1998 was $28.0 million compared to $26.8 million for the three months ended September 30, 1997, or an increase of 4.5%. These increases in net investment income for the nine months and three months ended September 30, 1998 compared to the same periods in 1997 were due primarily to an increase in invested assets. These increases were partially offset by a decrease in Management Security Plan (MSP) policy loan interest due to a decrease in the average rate charged (7.49% in 1998 versus 7.93% in 1997) on decreased policy loan balances (see page 8 for discussion regarding MSP loans.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1998 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1997


RESULTS OF OPERATIONS (CONTINUED)

The effective yield on invested assets for the nine months ended September 30, 1998 was 7.26% compared to 7.56% for the same period in 1997. Excluding MSP policy loans, the effective yield was 7.25% for the nine months ended September 30, 1998 and 7.42% for the same period in 1997.

Other income was $1.7 million for the nine months ended September 30, 1998, up over the $.4 million for the same period in 1997. For the three months ended September 30, 1998, other income was $.5 million compared to $.4 million for the same period in 1997, or an increase of 23.9%. The increase for the nine month period is due to revenues from ERJ Insurance Group acquired effective July 31, 1997.

Benefits and claims were $143.8 million for the nine months ended September 30, 1998, up 9.2% from the $131.7 million for the same period in 1997. For the three months ended September 30, 1998, benefits and claims totaled $51.5 million compared to $48.9 million for the same period in 1997, or an increase of 5.4%. The increases for the nine months and three months ended September 30, 1998 versus 1997 were due primarily to increased ordinary benefits, including additional benefits from an assumed block of universal life business with no comparable amounts for 1997 and individual accident and health claims.

Taxes, commissions, and general expenses aggregated $92.6 million for the first nine months of 1998 versus $90.1 million for the first nine months of 1997, or an increase of 2.8%. For the three months ended September 30, 1998 and 1997, taxes, commissions and general expenses were $31.3 million and $31.2 million, respectively, or an increase of .4%. The increases for the nine months and three months were influenced by recent acquisitions and additional expenses associated with new production and technology.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing traditional ordinary insurance products are deferred and amortized over the premium-paying period of the related policies. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of: (1) the amortization of costs for policies which remain in force; (2) the write-off of unamortized costs related to policies which are terminated; and (3) the amortization of the cost of business acquired. For the nine months ended September 30, 1998, the amortization of deferred acquisition costs was $29.4 million compared to $22.8 million for the comparable period in 1997, or an increase of 29.0%. For the three months ended September 30, 1998, the amortization of deferred acquisition costs was $10.4 million compared to $8.3 million for the comparable period in 1997, or an increase of 25.6%. These increases in amortization expense were primarily due to increased amortization from the growth of business in force and the cost of business acquired.

For the nine months ended September 30, 1998, other operating expenses were $9.6 million compared to $6.4 million for the same period in 1997, an increase of 50.8%. For the three months ended September 30, 1998, other operating expenses were $3.3 million compared to $2.6 million for the same period in 1997, or an increase of 27.5%. These increases were due primarily to an increase in interest expense as a result of an increase in the amount of average outstanding bank debt and the interest on the mandatorily redeemable preferred securities issued at the end of the second quarter of 1997. These expenses are also up due to the expenses of ERJ Insurance Group, an insurance agency acquired July 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1998 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1997


RESULTS OF OPERATIONS (CONTINUED)

Income taxes increased 17.2% for the nine months ended September 30, 1998 from the same period in 1997, primarily as a result of an increase in net earnings. For the nine months ended September 30, 1998 and 1997, the effective tax rate was 33.2% and 33.1%, respectively.

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

The decrease in net cash provided by operating activities for the nine months ended September 30, 1998, compared to the same period in 1997, was due primarily to a decrease in policyholder account balances as a result of certain surrenders in 1998.

The decrease in net cash used by investing activities for the nine months ended September 30, 1998 versus the same period in 1997 was due primarily to the acquisition of CUL and Concord General in 1997.

The decrease in net cash provided by financing activities for the nine months ended September 30, 1998, compared to the same period in 1997, was due primarily to proceeds from the offering of mandatorily redeemable preferred securities, which was partially offset with the payoff of debt in 1997.

The Company's policy loans are a higher percentage of invested and total assets than industry norm as a result of a significant block of Management Security Plan (MSP) business. The MSP product is an interest-sensitive, deferred compensation/executive benefit-type product with the policy loan feature being an integral part of the product. A market rate of interest is charged on the policy loans, and a predetermined built-in spread is achieved between the interest rate charged on the policy loans and the interest rate credited on the loaned funds. Accordingly, all MSP policy loans are completely collateralized by the underlying policyholders' account balances. Policy loans are typically funded out of cash provided by operating activities and do not represent a significant restriction on the Company's liquidity.

At September 30, 1998, the fair value of the Company's debt and equity security portfolio aggregated $1,026.6 million compared with an amortized cost of $964.3 million, or an unrealized gain of $62.3 million. At December 31, 1997, the fair value of the portfolio aggregated $960.1 million compared with an amortized cost of $910.1 million, or an unrealized gain of $50.0 million. This change in the unrealized gain was primarily due to changes in market conditions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  PERIODS ENDED SEPTEMBER 30, 1998 COMPARED TO
                        PERIODS ENDED SEPTEMBER 30, 1997


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at September 30, 1998 aggregated $35.9 million with a market value of $36.2 million. At market value, these investments represented 1.8% of total assets, or 2.3% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The increase in bank debt at September 30, 1998, compared to the amount at December 31, 1997, reflected additional borrowings to fund shareholder dividends and interest expense. At September 30, 1998, the debt to total capital (excluding unrealized investment gains) ratio was 13.7%.

YEAR 2000

The Company has completed an assessment and has in place a Year 2000 compliance plan which includes updates and revisions to existing software, and the installation of replacement software. The Company's Year 2000 plan is intended to ensure that there are no date-related failures associated with computer hardware, computer software, business equipment, control systems or its relationships with business partners. The Company has in place a corporate project team and is using both internal and external resources for testing and acceptance of software and hardware. The Company has been aggressively addressing Year 2000 compliance since 1996 and is on schedule to have the conversion completed according to plan. Our current estimate continues to be that substantial compliance will occur in late 1998 and early 1999 - well in advance of the end of the century.

Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in some financial and operational risk. If the Company fails to complete those portions of its Year 2000 compliance plan, not already substantially done, its ability to electronically adjudicate claims would be negatively impacted. However, the Company has in place manual claims adjudication systems that would be utilized in such an unlikely event. Although manual systems would be more labor intensive and less efficient, the incremental cost incurred would not be material. Accordingly, the Company is devoting the necessary resources to resolve all significant Year 2000 issues in a timely manner.

The cost of achieving Year 2000 compliance is estimated to be $2.5 million over the cost of normal software upgrades and replacements, and will be incurred through calendar year 1999.

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

Item 5      Other Information

            For information concerning how a shareholder may properly bring business before a meeting of shareholders of the Company and nominate persons for election as directors to the Company's Board, reference is made to Item 5. (Other Information) of the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits

                    27 Financial Data Schedule (for SEC purposes only)

            (b) A Form 8K was filed August 11, 1998 including the following items:

                    Item 5. Other Events

                    - By-Laws of American Heritage Life Investment Corporation, as amended and restated, dated July 30, 1998.

                    Item 7.  Financial Statements and Exhibit

                    - By-Laws of American Heritage Life Investment Corporation, as amended and restated, dated July 30, 1998.

                           PART II - OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)



Date November 12, 1998      /s/ Elizabeth A. Mahin
     -----------------      ----------------------------------------------------
                            Elizabeth A. Mahin
                            Senior Vice President and Chief Accounting Officer
                            (Authorized Officer)




Date November 12, 1998      /s/ John K. Anderson, Jr.
     -----------------      ----------------------------------------------------
                            John K. Anderson, Jr.
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)