Form 10-K
period 1998-12-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1999-03-31
CIK 5172

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]. For the fiscal year ended December 31, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to
                                                   -------  -------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1999 was approximately $295,656,042.

     As of February 28, 1999, there were 27,906,217 shares of Common Stock, par value $1.00 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

    PROXY STATEMENT DATED MARCH 23, 1999                 PART III
               (Document)                          (Where Incorporated)

================================================================================

                          TABLE OF CONTENTS

ITEM                                                                                                        PAGE
 NO.                                   DESCRIPTION                                                           NO.
----                                   -----------                                                          ----

 1.  BUSINESS ......................................................................................          3

 2.  PROPERTIES ....................................................................................         14

 3.  LEGAL PROCEEDINGS .............................................................................         15

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........................................         15

 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS ...........................................................................         15

 6.  SELECTED FINANCIAL DATA .......................................................................         16

 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ...........................................................         17

 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................................         22

 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................................................         23

 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE ...........................................................         47

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................................         47

11.  EXECUTIVE COMPENSATION ........................................................................         49

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT ................................................................................         49

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................         49

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
     ON FORM 8-K ...................................................................................         50

     SIGNATURES ....................................................................................         52

ITEM 1.  BUSINESS

         American Heritage Life Investment Corporation is a holding company whose principal subsidiaries are American Heritage Life Insurance Company ("AHL") and Columbia Universal Life Insurance Company ("CUL"). (Collectively, American Heritage Life Investment Corporation and its subsidiaries are the "Company".) AHL was organized on September 11, 1956 and is presently authorized to do business as a life insurance company in all states, other than New York, and in the District of Columbia, U.S. Virgin Islands and Puerto Rico. AHL is engaged in the business of underwriting life and accident and health insurance on an individual, group and credit basis. AHL is a leading marketer of life and supplemental health insurance products sold through workplace marketing, a specialized distribution method on which it has focused since its inception. Workplace marketing is an efficient way to distribute most products to employees on the job by conveniently deducting the premium from their paychecks. CUL, a subsidiary of AHL, markets annuity and individual life insurance products and is currently licensed in 41 states, the District of Columbia and Puerto Rico.

         The Company has reported increased operating earnings for 23 consecutive years and has increased dividends to shareholders for 29 consecutive years. The following chart presents the Company's consolidated operating earnings for the last ten years. Operating earnings are defined as net earnings excluding realized investment gains and losses, net of income taxes, and non-recurring gains related to the sale of home office property.

                                   OPERATING EARNINGS HISTORY

         YEAR ENDED                                                                    % INCREASE
         DECEMBER 31                                             OPERATING EARNINGS  FROM PRIOR YEAR
         -----------                                             ------------------  ---------------
                                                                   (IN THOUSANDS)

          1989..............................................          $11,920            11.9%
          1990..............................................           13,409            12.5
          1991..............................................           15,019            12.0
          1992..............................................           16,739            11.5
          1993..............................................           18,945            13.2
          1994..............................................           22,334            17.9
          1995..............................................           24,174             8.2
          1996..............................................           26,759            10.7
          1997..............................................           31,058            16.1
          1998..............................................           36,388            17.2

-----------
         The Company's principal subsidiary, AHL, is rated "A+ (Superior)" by A.M. Best, an independent nationally recognized insurance publishing and rating service and has an insurer claims paying ability rating of "AA" from Standard & Poor's Insurance Rating Services. A.M. Best ratings for solvent insurance companies range from "A++ (Superior)" to "D (Very Vulnerable)". An A.M. Best rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered an investment recommendation. A Standard & Poor's insurance claims paying ability rating is an assessment of an operating insurance company's financial capacity to meet obligations under an insurance policy in accordance with its terms. Standard & Poor's ratings range from "AAA (Extremely strong capacity to meet contractual policy obligations)" to "D (Default, terms of the obligation will not be met)." AHL's AA rating, the second highest major rating category, indicates a very strong capacity to meet contractual policy obligations. At December 31, 1998, the Company had $2.1 billion of total assets, $278.1 million of stockholders' equity, and $27.6 billion of gross life insurance volume in force. Also, approximately 96% of the $984.3 million of debt securities held by the company had an investment grade ratings.

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

                  SYNERGISTIC MARKETING AND STRATEGIC ALLIANCES. The Company's three marketing areas -- ordinary, group and credit -- and acquisition companies provide opportunities for cross-selling the Company's products, particularly to provide the Company's ordinary operations access to sell workplace marketing products. The Company also has and is continuing to develop strategic alliances with other insurers to cross-sell such entities' products and to allow each entity access to the other's distribution channels.

                  FOCUS ON EXPENSE CONTROL. The Company believes that its record of profitable growth has resulted from a combination of revenue growth and focus on expense control. The Company's ratio of general insurance expenses to total revenue (defined for this purpose as including premiums, premium equivalents and investment income and excluding realized investment gains and losses) has been recognized as being low as compared to industry norms. General insurance expenses as a percentage of total revenues for the years ended December 31, 1988 through 1998, ranged from a high of 6.2% to a low of 4.9% with a current level of 6.0% for the year ended December 31, 1998.

ACQUISITIONS

         The Company acquired Columbia Universal Life Insurance Company effective January 1, 1997. Effective December 31, 1996, the Company acquired a block of business from Kentucky Home Mutual Life Insurance Company with approximately $1.8 million of premiums and premium equivalents and $3.3 million of assets. On June 30, 1997, the Company closed on the acquisition of Concord General Life Insurance Company, now Concord Heritage Life Insurance Company (Concord). Effective July 31, 1997, AHLIC acquired ERJ Insurance Group, Inc., a credit insurance marketing organization. Effective September 30, 1997, the Company acquired a block of business from Security Life of Denver, a member of the ING Group, with approximately $14.0 million of premiums. On June 30, 1998, the Company closed on the acquisition of Keystone State Life Insurance Company (Keystone) of Philadelphia, Pennsylvania. Each of these acquisitions has been accounted for as a purchase and the operating results from the respective acquisition effective dates are included in the consolidated statement of earnings.

MARKETING AREAS

         The Company has three primary marketing areas: ordinary, group and credit. The following table sets forth the insurance revenues and pre-tax operating earnings of the three marketing areas for each of the years in the five year period ended December 31, 1998.

                                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------------------------
                                                              1998            1997            1996            1995            1994
                                                            --------        --------        --------        --------        --------
                                                                                        ($ IN THOUSANDS)
     INSURANCE REVENUES (1):
       Ordinary
         Life                                               $ 73,456        $ 60,957        $ 42,998        $ 40,173        $ 38,405
         Accident and health                                 123,979         107,261          94,423          83,545          75,588
                                                            --------        --------        --------        --------        --------
           Total ordinary                                   $197,435        $168,218        $137,421        $123,718        $113,993
                                                            --------        --------        --------        --------        --------
       Group
         Life                                               $ 14,249        $  9,906        $ 10,482        $  8,604        $  7,719
         Accident and health                                  25,715          21,128          24,998          31,321          35,503
                                                            --------        --------        --------        --------        --------
           Total group                                      $ 39,964        $ 31,034        $ 35,480        $ 39,925        $ 43,222
                                                            --------        --------        --------        --------        --------
       Credit
         Life                                               $ 28,373        $ 32,753        $ 36,650        $ 35,380        $ 29,516
         Accident and health                                  43,085          47,826          48,968          48,228          43,858
                                                            --------        --------        --------        --------        --------
           Total credit                                     $ 71,458        $ 80,579        $ 85,618        $ 83,608        $ 73,374
                                                            --------        --------        --------        --------        --------
           Total                                            $308,857        $279,831        $258,519        $247,251        $230,589
                                                            ========        ========        ========        ========        ========

     INSURANCE REVENUES AND PREMIUM EQUIVALENTS (1):
         Ordinary                                           $285,219        $241,080        $181,469        $167,325        $161,612
         Group                                               221,787         223,596         214,933         206,354         167,520
         Credit                                              144,582         173,784         171,209         138,134         116,318
                                                            --------        --------        --------        --------        --------
           Total                                            $651,588        $638,460        $567,611        $511,816        $445,450
                                                            ========        ========        ========        ========        ========
     PRE-TAX OPERATING EARNINGS (2):
         Ordinary                                           $ 49,768        $ 40,314        $ 35,070        $ 28,935        $ 26,049
         Group                                                 4,882           4,608           4,513           7,470           7,323
         Credit                                                6,678           5,604           3,750           2,739           1,754
                                                            --------        --------        --------        --------        --------
           Total                                            $ 61,328        $ 50,526        $ 43,333        $ 39,144        $ 35,126
                                                            ========        ========        ========        ========        ========

(1) Pursuant to generally accepted accounting principles insurance revenues include only the fees charged for interest-sensitive and administrative services only business and do not include group and credit premium equivalents and reinsured premiums, and cash deposits from interest-sensitive products. Thus it is necessary to evaluate insurance revenues including premium equivalents. Ordinary insurance revenues for reporting purposes pursuant to generally accepted accounting principles include only the cost of insurance, expense and surrender charges for interest-sensitive products. Insurance revenues do not include cash deposits from interest-sensitive products. Group and credit insurance revenues for GAAP reporting purposes do not include premium equivalents for the periods presented. Group premium equivalents represent the claim costs paid for split funded or self funded plans which are paid with policyholder funds as opposed to being paid by the Company. Under indemnity type plans offered by the Company, claims are considered in determining the premiums to be paid by the policyholder. Credit premium equivalents represent reinsured premiums and earned premium equivalents related to administrative services only business.

(2) Pre-tax operating earnings represent the pre-tax operating earnings of the respective marketing areas excluding non-insurance related income and expense and realized investment gains and losses.

ORDINARY DEPARTMENT

         GENERAL. Ordinary operations provide interest-sensitive products (universal life, single and flexible premium deferred annuities, single premium immediate annuities), level and decreasing term products and supplemental accident and health insurance products to individuals. The largest portion (86% for the year ended December 31, 1998) of new annualized sales was produced through workplace marketing with the remainder produced by a variety of direct billing methods through individual agents. The Company's strategy in its ordinary operations is to offer a broader product mix than its competitors through workplace marketing and to solicit all of the employee base by targeting direct sales of insurance products to higher income employees in addition to payroll deduction sales. Recent life insurance studies published by LIMRA International, a prominent industry market research organization, indicate that AHL is one of only four life insurance companies that sell in excess of $40 million of voluntary payroll life and payroll health insurance premiums per year. To describe the Company's differentiation in the marketplace, the Company has coined the following descriptive phrase: "AHL -- The Workplace Marketer(R)-- the company that serves the life and supplemental health insurance needs of the American worker -- from the lunchroom to the board room."

         Sales opportunities through workplace marketing continue to be very promising. Employers are receptive to the concept of offering voluntary employee payroll insurance products because it is seen as one of the solutions to contain the cost of employee benefits. In 1998, AHL introduced WorkplaceChoice, a core benefit electronic enrollment system. WorkplaceChoice integrates AHL products with other employee benefits an employer might provide. It is one of the most sophisticated electronic enrollment systems available in the industry today. It enhances sales within a case, because for it to be beneficial to the employer, all employees must be seen individually. Business owners endorse this approach because, without Human Resource Department intervention, it creates an awareness among employees of some of the non-salaried benefits the employer provides, it documents employer communication of benefits to employees for Human Resources audits, and it can also help an employer update personnel records.

         The Ordinary Department has been a key component of the strategy and profit-making ability of the Company since its founding. For the year ended December 31, 1998, the Ordinary Department accounted for approximately 81% of the Company's pre-tax operating earnings, which excludes non-operating items not allocated to the marketing areas.

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

              COMPREHENSIVE PRODUCT PORTFOLIO

              Universal Life                    Group Voluntary Term
              Term Life                         Group Voluntary Disability
              Annuities                         Limited Benefit Medical Plan
              Cancer                            Heart/Stroke
              Accident                          Long Term Care
              Disability Income                 Home Health Care
              Hospital Indemnity

         New product development is underway to add to the payroll portfolio. A group voluntary disability income product, a group voluntary term product and a sickness rider attached to the Company's accident product were introduced. In 1999, the Company is introducing a Limited Benefit Medical Plan which is marketed through Group and Ordinary agents. This innovative approach to satisfying employer needs provides access to medical benefits for part-time or otherwise under- benefitted employees.

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

         All ordinary accident and health products are guaranteed renewable, with periodic rate increases permitted due to adverse claims experience with the approval of the respective state insurance department. Major health products include cancer, accident, disability income, long-term care, home health care, heart/stroke and hospital income. Premiums on ordinary policies are payable on a monthly, quarterly, semi-annual, annual, single or flexible premium basis.

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

         DISTRIBUTION SYSTEM/STRATEGIC ALLIANCES. The Company's products are marketed through the personal producing general agent ("PPGA") system in 49 states. The Company has found the PPGA system to be an efficient distribution system. These agents are not exclusively AHL producers but may write business for several insurance companies. Each PPGA's compensation is based only upon production. Additionally, AHL's strategic alliance initiative targets life insurance companies to offer AHL's workplace marketing products through their existing distribution systems. The interest level expressed by the targeted companies is high due to several factors, including the promising potential of workplace marketing, the targeted companies' lack of one or more of the major components necessary for success in workplace marketing, and the targeted companies' recognition of AHL as a successful, quality company dedicated and committed to workplace marketing. The Company presently has strategic alliance partnerships in place with several life insurance companies which are expected to provide access to additional untapped distribution systems.

         The Ordinary Department's distribution system operates with efficiency and effectiveness that are consistent with the Company's philosophy as a service oriented, results driven organization. In addition to the Home Office, the Company maintains 16 regional offices located throughout the United States. The Company expanded its national presence in 1998 by establishing additional regional offices in Philadelphia, Pennsylvania and Salt Lake City, Utah. In 1999, new regional offices have been opened in San Antonio, Texas and Overland Park, Kansas. The decision to expand the number of regional offices was influenced by the Company's desire to fully support the evolving opportunities developing with strategic alliances and national accounts. To further support our sales commitment, a Sales Technology Services Department was formed. In addition to providing sales support service and training on AHL's WorkplaceChoice electronic enrollment system, the department is responsible for researching, evaluating and implementing a variety of technically supported sales opportunities.

         SUBSIDIARIES. The acquisition of CUL, Concord and Keystone have provided the company with enhanced distribution and product packaging opportunities. During 1998, a foundation was laid to facilitate trans-marketing opportunities between AHL's ordinary PPGA distribution system and the distribution of these subsidiary companies.

Complementary products were developed to increase the breadth of the combined product line. A simple and easy to use application for insurance was developed that could accept applications for multiple products underwritten by two or more of the affiliated companies. In 1999, a marketing strategy will be implemented to maximize this favorable combination of payroll products available at the workplace. Expanded marketing services capabilities and continuing commitment to efficiencies created by technology and economies of scale will further support this implementation.

         In addition to new products under development for the AHL Ordinary Division, subsidiary product introductions throughout the year will include a tax sheltered annuity and an interest sensitive whole life plan.

GROUP DEPARTMENT

         GENERAL. Group operations distribute insurance products and related services to employers for their employee benefit plans. The Company provides life, disability, medical and dental insurance programs, which are the foundation of any employer's package of group benefits. The Company furnishes all components necessary to effectively manage program costs for the client companies including a provider network, managed care program and benefits determination. Group products include group term life insurance, accidental death and dismemberment, short-term disability, long-term disability, dental and major medical coverage. In offering these product lines, the Company provides a wide range of funding vehicles from fully insured to employer funded products, which the Company tailors to the particular needs of its employer clients.

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

         PRODUCTS. The Company's group products include group term life insurance, accidental death and dismemberment, short-term disability, long-term disability, dental, and major medical coverage. A wide range of funding vehicles, including fully insured, split funding and self-funded products, are sold within these product lines. For the years ended December 31, 1998 and 1997, approximately 82% and 86%, respectively, of group business (based on premiums and premiums equivalents) was written on a self-funded or split funded basis.

         The Company has developed innovative new products and approaches to controlling and reducing health care costs for its client companies. Specifically, two areas that continue to enhance the products and services offered by the Group Department are the AHL Select Provider Network and its managed care activities. Through the AHL Select Provider Network, the Company's customers receive preferential pricing from hospitals, physicians, and other providers of medical services and supplies. At year end 1998, there were 2,196 hospitals and 141,385 physicians included in the AHL Select Provider Network. The Company's managed care activities, which utilize a professional staff with diverse medical and clinical backgrounds to assist the Company's insureds in obtaining quality medical care, include preadmission certification, prenatal, cancer, psychiatric, substance abuse, and large case management programs.

         The Company will continue to develop products and services to meet employer/employee needs. As managed care has gained growing acceptance within the Company's market, the Company has complemented its product line with the introduction of health maintenance organizations ("HMO") products. The HMO product offering is limited to the North Florida area to capitalize on the strong relationships the Company enjoys with the provider community in the region. During 1998, the Group Department developed medical products to address the needs of employers and their part-time employees by developing a limited medical benefit plan. Early market reaction has been very favorable.

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

CREDIT DEPARTMENT

         GENERAL. Credit operations consist of life and accident and health and property coverages offered to consumer debtors, primarily through banks, automobiles dealers, finance companies, credit unions and retailers. The Company currently offers credit insurance products in 44 states and ranks among the top 10 credit life providers in the country, according to 1997 information compiled by the NAIC. Typically, credit insurance will pay outstanding loan obligations in the event of an insured loss. This coverage is issued on either the single-premium or outstanding loan balance basis.

         MARKETS AND PRODUCTS. The AHL Credit Department is a full service credit insurance operation (credit life, credit accident and health insurance) providing direct and reinsured programs to a broad spectrum of the marketplace including the bank, automobile dealer, finance company, credit union and retail markets. The Company also offers credit property insurance through its wholly-owned subsidiary, First Colonial Insurance Company. In addition, the Company provides training and additional products that generate fee income through ERJ Insurance Group, Inc. ("ERJ") its wholly-owned subsidiary based in Miami Springs, Florida.

         The distribution channels used by AHL to market credit insurance products include direct marketing by regional sales managers, home office based marketing staff, ERJ-based marketing, and the general agency system. As a result, the opportunity for growth is excellent and the Company anticipates continuing to grow and expand its credit operations.

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

         COMPETITION. The credit industry is well established, and is closely controlled by state regulation. Competition and consolidation activity were very strong in recent years. Several companies have restricted their marketing and several competitors have withdrawn completely from the market place. These changes have created opportunities for both new account sales and the administration of run-off business for companies that have ceased writing credit insurance. The Company has successfully administered the run-off business for companies that had terminated their credit operations. The Company also has increased its sales of reinsured business which currently accounts for 64% of its total credit insurance business. The Company currently administers 169 reinsurance companies compared to 10 in 1990 which, along with its tight expense controls, allows it to be very competitive in this market.

          FUTURE PLANS. New credit sales continue to increase as a result of opening new accounts, expansion of existing accounts and expansion into new markets. Also, the Company will continue to increase the sale of reinsured business, which generally provides less risk at an acceptable profit margin. The Company has been successful in achieving a balance in its sources of business from banks, credit unions, automobile dealers, consumer finance companies and retailers. The Credit Department and ERJ will focus on increasing the Company's market share through geographic expansion, increased product offerings and services in existing accounts and new product development.

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

         At December 31, 1998 and 1997, the Company had consolidated invested assets of $1,598.0 million and $1,471.4 million, respectively. The following tabulation sets forth the categories, amounts and percentages of these investments.

                                                 DECEMBER 31,                   DECEMBER 31,
                                                    1998         % OF TOTAL         1997         % OF TOTAL
                                                 -----------     ----------     ------------     ----------
                                                                      ($ IN THOUSANDS)
     Debt securities available-for-sale          $  984,333         61.6%        $  923,287         62.8%
     Equity securities available-for-sale            35,795          2.2             36,817          2.5
     Mortgage loans on real estate                   88,922          5.6             70,697          4.8
     Investment real estate                             532           --                 --          482
     Policy loans                                   481,970         30.2            407,482         27.7
     Short term investments                           6,420           .4             32,635          2.2
                                                 ----------        -----         ----------        -----
                Total                            $1,597,972        100.0%        $1,471,400        100.0%
                                                 ==========        =====         ==========        =====

         At December 31, 1998, the Company had consolidated debt securities available-for-sale at an amortized cost of $945.7 million and a fair value of $984.3 million. The following tabulation sets forth these investments by Standard and Poor's rating categories.

                                                            DECEMBER 31, 1998
                                                      ----------------------------
RATING                                                AMORTIZED COST    FAIR VALUE
------                                                --------------    ----------
                                                              ($ IN THOUSANDS)
     AAA                                                 $222,047        $229,403
     AA                                                    58,729          61,969
     A,A-                                                 238,322         253,358
     BBB+, BBB, BBB-                                      318,600         331,080
     BB+ and lower                                         42,411          41,022
     Private placements                                    14,288          16,650
                                                         --------        --------
     Total bonds                                          894,397         933,482
     Redeemable preferred stocks                           51,278          50,851
                                                         --------        --------
   Total debt securities available-for-sale              $945,675        $984,333
                                                         ========        ========

         The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, were as follows.

                                                      DECEMBER 31, 1998
                                                 ---------------------------
                                                 AMORTIZED COST   FAIR VALUE
                                                 --------------   ----------
                                                        ($ IN THOUSANDS)
     Due in one year or less                       $ 16,088        $ 16,278
     Due after one year through five years          129,144         136,814
     Due after five years through ten years         114,519         119,372
     Due after ten years                            479,930         500,879
     Mortgage backed securities                     154,716         160,139
     Redeemable preferred stocks                     51,278          50,851
                                                   --------        --------
          Total                                    $945,675        $984,333
                                                   ========        ========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalties.The following tabulation provides information with respect to the investment results of the Company for the years ended December 31, 1998, 1997 and 1996:

                                                                       YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                              1998               1997               1996
                                                           ----------         ----------         ---------
                                                                           ($ IN THOUSANDS)
     Average invested assets, weighted(1)                  $1,536,366         $1,395,566         $ 997,599
     Net investment income                                    110,897            105,392            77,035
     Realized investment gains                                    552                466               420
     Change in unrealized investment gains (losses)
      on equity and debt securities(2)                            902             13,454            (4,614)
     Ratio of net investment income to weighted
      average invested assets(3)                                 7.22%              7.55%             7.72%

------------------

(1) Average invested assets are calculated using fair values for all securities as required by Financial Accounting Standard No. 115 (FAS
         115), "Accounting for Certain Investments in Debt and Equity
         Securities."
(2) Unrealized gains and losses are calculated on both equity and debt securities as prescribed by FAS 115. Amounts are net of tax effect and adjustment to deferred acquisition costs.
(3) Since all securities are carried at fair values for all years presented, all increases (decreases) in fair value result in a reduction (increase) of the ratio calculated above.

         The amortized cost of non-investment grade bonds (rated below BBB- by Standard & Poor's Corporation and excluding private placements and non-rated securities) at December 31, 1998 was $42.4 million with a fair value of $41.0 million. At fair value, these investments represented 2.0% of total consolidated assets, or 2.6% of invested assets. The Company's holdings of non-investment grade securities has been limited and will continue to be minimal in the future.

         The Company's mortgage loan portfolio aggregated $88.9 million at December 31, 1998. There were no non-performing mortgage loans at December 31, 1998.

ADDITIONAL INFORMATION REGARDING INSURANCE OPERATIONS

         The following table sets forth the cash premiums and deposits received by geographic region in the United States for the Company's insurance subsidiaries for the three years ended December 31, 1998:

                                YEAR ENDED DECEMBER 31,
                       ----------------------------------------
                         1998            1997            1996
                       --------        --------        --------
                                   ($ IN THOUSANDS)
     Southeast         $262,457        $261,610        $265,784
     Southwest           98,839          85,952          45,307
     Midwest             27,201          22,440          16,204
     Northeast           24,266          19,303          12,920
     Northwest           16,153          15,596          14,699
                       --------        --------        --------
          Total        $428,916        $404,901        $354,914
                       ========        ========        ========


         The following tabulation sets forth the amount of gross life insurance volume in force by industry segment at December 31, 1998, 1997, and 1996:

                                       YEAR ENDED DECEMBER 31,
                               -------------------------------------
                                1998            1997           1996
                               -------        -------        -------
                                          ($ IN THOUSANDS)
     Type of Insurance:
     Ordinary                  $15,594        $13,973        $ 9,759
     Group                       7,719          7,163          6,174
     Credit                      4,293          4,549          4,590
                               -------        -------        -------
          Total                $27,606        $25,685        $20,523
                               =======        =======        =======


REINSURANCE

         It is the general practice of the life insurance industry to reinsure portions of life and accident and health insurance risks with other companies. The maximum amount of ordinary insurance which AHL generally retains on any one life currently insured under ordinary policies ranges from $100,000 to $200,000. The major portion of reinsurance ceded on a GAAP basis is under agreements with American United Life Insurance Company, NationsBanc Insurance Co. Inc., Cigna Re, General Financial Life Insurance Company, Life Reassurance Corporation of America, Lincoln National Life Insurance Company, The Phoenix Home Life Mutual Insurance Company, Reinsurance Group of America, Inc., Southwestern Dealers Insurance Company, Swiss Re Life & Health America, Inc. and Transamerica Occidental Life Insurance Company. At December 31, 1998, the aggregate amount of life insurance volume in force ceded under reinsurance agreements totaled $5.1 billion (18.4% of the total in force at that date). For the year ended December 31, 1998, $39.2 million, or 17.1% of the total accident and health insurance premiums written, were reinsured.

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

FINANCIAL REGULATION

         Risk-Based Capital is a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action.

         Regulators require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial factors to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels.

         Based on calculations using the appropriate formulas as of December 31, 1998, all of the Company's insurance subsidiaries exceeded the required level for RBC.

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

OTHER BUSINESS

         The non-life insurance operations, excluding AHL, CUL, Concord, Keystone and FCIC, consisted primarily of intercompany operations which are eliminated in consolidation and accordingly did not contribute materially to consolidated operating earnings.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The high and low sales prices of the Common Stock of the Company, as reported on the NYSE Composite Tape (ticker symbol: "AHL"), and the cash dividends paid on the Common Stock during the fiscal years ended December 31, 1997 and 1998 are set out below:

                                                      CASH DIVIDENDS
                              HIGH           LOW      PAID PER SHARE
                             ------        ------     --------------
     1997:
       First Quarter         $13.75        $11.75        $.0950
       Second Quarter         16.50         11.94         .0950
       Third Quarter          20.25         16.50         .1000
       Fourth Quarter         20.00         17.31         .1000

     1998:
       First Quarter         $21.94        $17.06        $.1000
       Second Quarter         25.00         20.38         .1050
       Third Quarter          26.06         18.63         .1050
       Fourth Quarter         26.69         19.00         .1050

         As of February 28, 1999, the approximate number of holders of record of Common Stock was 9,200.

ITEM 6. SELECTED FINANCIAL DATA
(In thousands except per share amounts)

Years Ended December 31                                 1998          1997          1996           1995         1994
                                                        ----          ----          ----           ----         ----
Operating earnings                                  $    36,388        31,058        26,759        24,174       22,334
Net earnings                                             36,746        31,360        27,032        28,075       23,641
----------------------------------------------------------------------------------------------------------------------
Diluted operating earnings per share
  of common stock                                   $      1.28          1.12           .97           .87          .80
Diluted net earnings per share of common stock             1.29          1.13           .98          1.01          .85
----------------------------------------------------------------------------------------------------------------------
Diluted weighted average number
  of shares outstanding                                  28,500        27,831        27,711        27,819       27,749
----------------------------------------------------------------------------------------------------------------------
Cash dividends paid per share                       $       .42           .39           .37           .35          .32
----------------------------------------------------------------------------------------------------------------------
Insurance revenues                                  $   308,857       279,831       258,519       247,251      230,589
Premium equivalents                                     342,731       358,629       309,092       264,565      214,861
Insurance revenues including
  premium equivalents                                   651,588       638,460       567,611       511,816      445,450
----------------------------------------------------------------------------------------------------------------------
At December 31:
Total assets                                        $ 2,055,687     1,915,259     1,370,117     1,317,896    1,179,257
AHLIC-obligated mandatorily redeemable
  preferred securities                                  103,500       103,500             -             -            -
Stockholders' equity                                    278,058       252,223       228,943       219,329      173,360
Life insurance volume in force                       27,606,322    25,685,297    20,523,032    18,384,006   16,815,666
Year-end closing stock price                              24.44         18.00         13.13         11.44         9.56
Operating return on equity                                15.29%        14.05%        12.83%        12.43%       12.63%
Debt to total debt and capital ratio                      15.19         10.61         28.27         31.93        31.37
Price to operating earnings ratio                         19.09         16.07         13.53         13.15        11.95
----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         American Heritage Life Investment Corporation (AHLIC) and subsidiaries (the "Company") are engaged primarily in the life insurance business. The Company's consolidated earnings are primarily attributable to its principal subsidiaries, American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (CUL). Following is a discussion of the significant components of the consolidated results of operations for the years ended December 31, 1998, 1997 and 1996.

INSURANCE OPERATIONS

         Insurance revenues pursuant to generally accepted accounting principles
(GAAP) include only the mortality, expense and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products.

         Because increasing amounts of the ordinary life business are interest-sensitive, the group business being sold predominately on a self-funded or split-funded basis and the credit business being written on a reinsured or an administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is important to evaluate insurance revenues including premium equivalents. As demonstrated in the table on page 1, for 1998, 1997 and 1996, insurance revenues were $308.9 million, $279.8 million and $258.5 million, respectively, while total insurance revenues including premium equivalents were $651.6 million, $638.5 million and $567.6 million, respectively. Since so much of the Company's business is interest-sensitive and administrative services only, insurance revenues including premium equivalents are a better measure of growth in revenues.

INSURANCE OPERATIONS-ORDINARY

         ORDINARY PRE-TAX OPERATING EARNINGS WERE $49.8 MILLION, $40.3 MILLION AND $35.1 MILLION IN 1998, 1997 AND 1996, RESPECTIVELY. The increase each year was primarily due to growth in insurance revenues and investment income, less normal growth in benefits and claims, and expenses and for 1998 and 1997 CUL's pre-tax operating earnings of $3.9 million and $2.4 million, respectively, with no comparable amount in 1996.

         Ordinary insurance revenues amounted to $197.4 million, $168.2 million and $137.4 million in 1998, 1997 and 1996, respectively. Premiums including equivalents were $285.2 million, $241.1 million and $181.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in insurance revenues and premiums and premium equivalents in 1998 over 1997 and 1997 over 1996 were due primarily to increased sales of interest-sensitive products resulting in increased policy charges and increased sales of individual accident and health and cancer plans. Also, 1998 and 1997 included $14.6 million and $14.1 million of insurance revenues and $48.6 million and $31.5 million of premium equivalents for CUL, respectively, without a corresponding amount in 1996.

         Ordinary benefits and claims in 1998, 1997 and 1996 were $158.9 million, $144.3 million and $111.0 million, respectively. 1998 and 1997 included $25.6 million and $25.4 million, respectively, of benefits and claims from CUL operations. The increase each year was also the result of growth in first year and renewal business, and increased interest credited to policyholder account balances.

         Ordinary taxes, commissions and general expenses were $49.5 million, $45.4 million and $33.1 million for 1998, 1997 and 1996, respectively. The increase in 1997 was primarily due to CUL expenses of $7.9 million with no comparable amount in 1996. The increase each year was also the result of growth in ordinary business and expansion of regional offices.

         Amortization of deferred acquisition costs and cost of business acquired was $38.9 million in 1998, $32.4 million in 1997 and $25.6 million in 1996. These increases were primarily due to CUL amortization of $4.5 million and $4.1 million in 1998 and 1997, respectively, with no comparable amount in 1996, growth in blocks of business acquired and in business in force, and an increase in lapses of individual health business resulting from the implementation of rate increases, which increased the write-off of the policies' deferred acquisition costs.

INSURANCE OPERATIONS-GROUP

         GROUP PRE-TAX EARNINGS WERE $4.9 MILLION, $4.6 MILLION AND $4.5 MILLION IN 1998, 1997 AND 1996, RESPECTIVELY. Group pre-tax operating earnings have remained stable in a competitive and volatile marketplace.

         Group insurance revenues in 1998, 1997 and 1996 totaled $40.0 million, $31.0 million and $35.5 million, respectively. Premiums and premium equivalents were $221.8 million, $223.6 million and $214.9 million for 1998, 1997 and 1996, respectively. The increase in insurance revenues from 1997 to 1998 was due primarily to additional sales of insured business. The decrease in premiums and premium equivalents from 1997 to 1998 was due to reduced claim costs as a result of managed care activities. The decrease in insurance revenues from 1996 to 1997 was due to reduced sales of insured business in 1997. The increase in premiums and premium equivalents from 1996 to 1997 was due to increased sales on a self-funded or split-funded basis.

         Group benefits and claims in 1998, 1997 and 1996 totaled $26.5 million, $18.3 million and $24.0 million, respectively. Group benefits increased in 1998 as a result of growth in the insured business. Group benefits were reduced in 1997, compared to 1996, as a result of the managed care program, the AHL Select Provider Network and new cases written on a self-funded or split-funded basis where claims are not included in the Company's benefits and claims expenses for financial statement purposes.

         Group taxes, commissions and general expenses in 1998, 1997 and 1996 were $14.3 million, $13.6 million and $12.3 million, respectively. These expenses have remained relatively flat due to a decrease in taxes and commissions offset by an increase in general expenses. The increases in group general expenses in 1998 and 1997 were due to growth in business, administration of larger group cases and the implementation of a new local area network group claims processing system.

INSURANCE OPERATIONS-CREDIT

         CREDIT PRE-TAX OPERATING EARNINGS WERE $6.7 MILLION, $5.6 MILLION AND $3.8 MILLION IN 1998, 1997 AND 1996, RESPECTIVELY. The increase in credit pre-tax operating earnings in 1998 over 1997 and 1997 over 1996 was primarily the result of terminating certain unprofitable accounts and reducing the commissions paid on accounts with unsatisfactory margins.

         Credit insurance revenues for 1998, 1997 and 1996 were $71.5 million, $80.6 million and $85.6 million, respectively. Credit premiums and premium equivalents amounted to $144.6 million, $173.8 million and $171.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in insurance revenues and credit premiums and premium equivalents in 1998 was a result of a reduction in reinsured and administrative services only business and the termination of certain unprofitable accounts. The increase in credit premiums and premium equivalents in 1997 was a result of geographic expansion, increased sales of reinsured business and additional premium equivalents generated from administering the run-off of a block of credit life and health insurance for another insurance company, effective in June 1996. The decrease in credit insurance revenues from 1996 to 1997 was due to a reduction in sales of retained insured business.

         Credit benefits and claims amounted to $9.7 million, $12.6 million and $13.9 million in 1998, 1997 and 1996, respectively. These decreases were due, in part, to a reduction in the change in unearned premiums which is included in credit benefits and claims. These reductions were also the result of terminating unprofitable accounts and certain previously fully insured accounts converting to reinsured accounts. As a result of these actions, the Company reduced the combined commission and loss ratio by 6% in 1998 versus 1997.

         Credit taxes, commissions and general expenses were $60.9 million, $67.5 million and $72.3 million in 1998, 1997 and 1996, respectively. The decreases were primarily attributable to a decrease in earned commissions due to decreased insurance revenues.

CONSOLIDATED OPERATIONS
NET INVESTMENT INCOME

         Net investment income was $110.9 million, $105.4 million and $77.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. These increases were due primarily to CUL net investment income of $27.6 million and $25.6 million in 1998 and 1997, respectively, without a comparable amount in 1996 and an increase in invested assets and changes made in the investment portfolio to enhance the yield. The effective yield on invested assets for the years ended December 31, 1998, 1997 and 1996 were 7.22%, 7.55% and 7.72%, respectively. The decrease in yield from 1997 to 1998 and 1996 to 1997 was due primarily to market conditions offset partially by changes made to the investment portfolio to improve the yield.

OPERATING EXPENSES

         The Company's major operating costs consist of commissions, payroll, premium taxes and administrative-related expenditures. General insurance expenses as a percentage of total income, excluding realized investment gains (losses) and including premium equivalents, was 6.0% for the year ended December 31, 1998, 5.4% for the year ended December 31, 1997 and 4.9% for the year ended December 31, 1996. The increase each year was due to recent acquisitions where the acquired company had higher expense levels than the Company and additional expenses associated with new production, regional expansion, and technology.

         Other operating expenses in 1998, 1997 and 1996 were $12.8 million, $9.5 million and $4.2 million, respectively. These expenses primarily relate to non-life insurance operations, including interest expense. Interest expense is a function of the average debt outstanding and interest rate charged. Interest expense included in non-segmented operating expenses was $10.0 million, $7.7 million and $3.7 million for 1998, 1997 and 1996, respectively. These increases were due primarily to bank debt outstanding and the inclusion of interest on the FELINE PRIDES in 1998 and 1997.

OTHER ITEMS

         Prescribed or permitted Statutory Accounting Principles (SAP) may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) is in the process of codifying SAP to promote standardization of methods, which may result in changes in statutory accounting practices for the Company's insurance subsidiaries. Such changes are not expected to significantly impact the Company's statutory financial statements. Management is not aware of any other additional pending regulation from the various state insurance departments that would have a significant impact on the Company's operations.

         The Company's legal department includes a compliance area headed by an officer who is a lawyer with regulatory experience. The compliance area reviews and approves marketing material, policy filings and other areas that are the subject of market conduct compliance requirements of the various state insurance departments.

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

OPERATING ACTIVITIES

         The net cash provided by operating activities for the years ended December 31, 1998, 1997 and 1996 aggregated $88.7 million, $96.7 million and $66.5 million, respectively. The decrease in 1998 from 1997 was due primarily to the funding of surrenders of certain ordinary life policies. The increase in 1997 from 1996 was due primarily to an increase in policyholder account balances as a result of a reduction in surrenders in 1997.

         The Company's policy loans are a higher percentage of invested and total assets than industry norm as a result of a significant block of Management Security Plan (MSP) business. The MSP product is an interest-sensitive, deferred compensation/executive benefit-type product with the policy loan feature being an integral part of the product. A market rate of interest is charged on the policy loans and a predetermined built-in spread is achieved between the interest rate charged on the policy loans and the interest rate credited on the loaned funds. Accordingly, all MSP policy loans are completely collateralized by the underlying policyholders' account balances. Policy loans are generally funded out of cash provided by operating activities and do not represent a significant restriction on the Company's liquidity.

Investments

         The Company's balance sheet contains a high ratio of liquid assets. Such assets are made up of cash, short-term investments and readily marketable securities.

         The amortized cost of high yield bonds at December 31, 1998 aggregated $42.4 million with a market value of $41.0 million. At December 31, 1998 these investments represented only 2.0% of total assets or 2.6% of invested assets.

         Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities classified as available-for-sale be reported at fair value and the related unrealized gain or loss net of deferred income taxes be reported as a separate component of stockholders' equity. Additionally, pursuant to GAAP, deferred acquisition costs for interest-sensitive products decreased $10.5 million at December 31, 1998 and decreased $9.4 million at December 31, 1997 for the effect that would have been recognized had the unrealized gain at December 31, 1998 and 1997 on debt securities actually been realized.

         The mortgage loan portfolio at December 31, 1998, which aggregated $88.9 million, consisted of residential mortgages of $1.5 million and commercial mortgages of $87.4 million , all of which were first mortgages on properties (with no concentration in any particular industry). There were no non-performing mortgage loans in the portfolio at December 31, 1998.

         Policy loans totaled $482.0 million at December 31, 1998. The significant amount of policy loans was attributable to the policy loans associated with the MSP executive deferred compensation plan offered by the Company which aggregated $431.2 million at December 31,1998. As discussed earlier, the policy loan feature is an integral part of the product. MSP policy loans increased by $73.6 million in 1998 over 1997.

         The Company's investment strategy is to earn a favorable return on its investments in excess of rates for which the Company is contractually obligated to its policyholders. To achieve this strategy, the Company maintains an asset/liability matching program, monitoring the investment spread achieved on each product. Targeted investment spreads have been maintained for all products despite fluctuations in interest rates and an overall compression of market rates.

         The Company employs various methodologies to manage its exposure to interest rate risks. Investments are maintained in accordance with the Company's investment policy which is designed to match policyholder obligations to relative maturities of the related investment assets. The Company is exposed to interest rate risk on these investments. The following data shows the estimated effect of changes in interest rates in basis points ("bp") on the fair values of the Company's debt security investments (in millions of dollars): -100bp = +$50.9 million; -50bp = +$26.1 million; +50bp = -$25.0 million and +100bp =
-$52.2 million. Since the Company has the ability to modify crediting rates, the effect on net earnings of these changes in market rates should not be material.

SOURCES OF FINANCING

         Notes payable to banks at December 31, 1998 were $63.6 million compared to a balance of $39.2 million at December 31, 1997. The increase in bank debt at December 31, 1998 compared to the amount at December 31, 1997 reflected the funding of interest payments, dividends and Federal income taxes. The 1998 balance also included $16 million of AHL debt, used to fund policy loans, which was subsequently paid off out of cash flow in the first quarter of 1999. The weighted average interest rate on the bank debt at December 31, 1998 was 5.54%.

         The Company completed a FELINES PRIDES convertible security offering in June 1997, resulting in net proceeds of $98.4 million which was used to retire bank debt of the Company.

YEAR 2000

         The Company has in place a Year 2000 compliance plan that includes updates and revisions to existing software, as well as the installation of new or replacement software. The Company's Year 2000 compliance plan began with a detailed assessment of systems starting in the fall of 1996. It followed with a disciplined plan of remediation, replacement and upgrading that will result in Year 2000 compliant software being in place in all areas of the business enterprise by the end of the second quarter of 1999, and full Year 2000 compliance well before the end of the year. Included in the plan are several system projects not specifically undertaken to remediate Year 2000 issues, but which, as a result, will ensure Year 2000 compliance in those areas. As of the first quarter of 1999, the Company has installed or upgraded Year 2000 compliant systems supporting approximately 90% of the Company's business.

         The plan also called for a complete and ongoing assessment of the status and progress of customers, vendors and corporate service partners in achieving Year 2000 compliance. For the most part, failure of any one or a group of customers or vendors to be Year 2000 compliant will have little or no effect on the ability of the Company to process business and serve its customers. In the unlikely event the Company fails to complete those portions of its Year 2000 compliance plan not already substantially done, its ability to electronically adjudicate claims would be negatively impacted. However, the Company has in place a proven manual claims adjudication system that would be utilized in such an unlikely event, and the incremental cost incurred would not be material.

         The direct and indirect cost of achieving Year 2000 compliance, including all remediation, replacement and upgrading of non-compliant systems over the three years preceeding the turn of the century is expected to be approximately $8.3 million. Most of such cost will be capitalized and amortized over the reasonable useful lives of the new software systems put in place, as they relate primarily to upgrading or replacing systems for business reasons other than year 2000 remediation. Costs expensed in 1997, 1998 and to be expensed in 1999 are immaterial to the overall financial statements of the Company.

OTHER

         American Heritage Life Investment Corporation is a holding company; and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financing. In addition, AHLIC charges its subsidiaries a management fee to cover its basic operating expenses.

         The amount of dividends that AHL can pay to AHLIC is limited by regulatory restriction to an annual amount equal to the greater of 10% of AHL's statutory surplus, or its prior year's statutory gain from operations plus net realized capital gains on a noncumulative basis, provided AHL will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. The amount of dividends that CUL can pay to AHL is limited to the greater of the statutory net gain from operations for the preceding year or 10% of net surplus at the end of the preceding year and is further restricted by the balance of unassigned surplus from which dividends are paid. A dividend of $13.0 million, related to AHL's earnings in 1997, was paid to AHLIC in 1998. AHL chose not to pay any dividends to AHLIC during 1997 and 1996. None of the other subsidiaries paid any ordinary dividends to AHLIC or AHL during 1998, 1997 or 1996. Approximately $26.0 million, related to AHL's 1998 earnings, is available to dividend to the Company during 1999 without regulatory approval. The outstanding bank debt of the Company is serviced through either dividends from AHL in excess of the amount required to pay stockholder dividends or by replacement borrowing.

         Risk-Based Capital is a tool for insurance regulators to evaluate the capital of insurers. Based on calculations using the appropriate NAIC formula, AHL, CUL, Concord Heritage, Keystone State and First Colonial exceeded the Risk-Based Capital requirements at December 31, 1998 and 1997.

FORWARD - LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the "safe Harbor" provisions of the Act.

         The Annual Report on Form 10-K contains forward-looking statements, together with related data and projections, about the Company's projected financial results and it s future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then-current expectations, The Business in which the Company is engaged involves changing and competitive markets, which may involve a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate.

         Factors that may cause the Company's actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities: (i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors;(ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitation on the ability to manage care and utilization, and tax treatment of insurance products;(iii) fluctuations in the interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investments;(iv) failure to obtain new customers, retain existing customers or reduction in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives; (vii) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (ix) changes in the Company's liquidity due to changes in asset and liability matching; (x) restrictions on insurance underwriting based on genetic testing and other criteria; (xi) adverse changes in the ratings obtained from independent rating agencies; (xii) failure to maintain adequate reinsurance; (xiii) possible claims relating to sales practices for insurance products and claim denials and (xiv) adverse trends in mortality and morbidity.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Investments" which is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
(1) FINANCIAL STATEMENTS

     Independent Accountants' Reports, Years ended December 31, 1998, 1997 and 1996 .........................   24
     Consolidated Statements of Earnings, Years ended December 31, 1998, 1997, and 1996 .....................   25
     Consolidated Balance Sheets, December 31, 1998 and 1997.................................................   26
     Consolidated Statements of Stockholders' Equity, Years ended December 31, 1998, 1997,
        and 1996.............................................................................................   27
     Consolidated Statements of Cash Flows, Years ended December 31, 1998, 1997 and 1996.....................   28
     Notes to Consolidated Financial Statements, Years ended December 31, 1998, 1997 and 1996................   29
     Quarterly Financial Data................................................................................   39

(2) FINANCIAL STATEMENT SCHEDULES:

I.-   Summary of Investments - Other than Investments in Related Parties, December 31, 1998..................   40
II.-  Condensed Financial Information of Registrant, December 31, 1998 and 1997 and
      Years ended December 31, 1998, 1997 and 1996 ..........................................................   41
III.- Supplementary Insurance Information, Years ended December 31, 1998, 1997 and 1996......................   45
IV.-  Reinsurance, Years ended December 31, 1998, 1997 and 1996..............................................   46

         All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                        INDEPENDENT ACCOUNTANTS' REPORTS

The Stockholders and Board of Directors
American Heritage Life Investment Corporation

         We have audited the 1998 and 1997 consolidated financial statements of American Heritage Life Investment Corporation and subsidiaries as listed in the accompanying index under Item 8. In connection with our audits of the consolidated financial statements, we have also audited the 1998 and 1997 financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Heritage Life Investment Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flow for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related 1998 and 1997 financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                              Ernst & Young LLP
February 4, 1999

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
American Heritage Life Investment Corporation

         We have audited the accompanying consolidated statements of earnings, stockholders' equity, and cash flows of American Heritage Life Investment Corporation and subsidiaries for the year ended December 31, 1996. In connection with our audit of the consolidated financial statements, we have also audited the amounts included in financial statement schedules II, III and IV for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of American Heritage Life Investment Corporation and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedules referred to above, when considered in conjunction with the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                          KPMG LLP

January 29, 1997

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share amounts)
YEARS ENDED DECEMBER 31                                           1998           1997           1996
                                                                 ------         ------         ------
     Income:
       Insurance revenues                                       $308,857        279,831        258,519
       Net investment income                                     110,897        105,392         77,035
       Other income                                                2,325          1,098              -
       Realized investment gains, net                                552            466            420
------------------------------------------------------------------------------------------------------
               Total income                                      422,631        386,787        335,974
------------------------------------------------------------------------------------------------------
     Benefits, claims and expenses:
       Benefits and claims                                       195,033        175,170        148,887
       Underwriting, acquisition and insurance expenses:
          Taxes, commissions and general expenses                121,193        123,008        117,414
          Amortization of deferred acquisition costs
            and cost of business acquired                         38,929         32,425         25,628
       Other operating expenses                                   12,830          9,454          4,186
------------------------------------------------------------------------------------------------------
               Total benefits, claims and expenses               367,985        340,057        296,115
------------------------------------------------------------------------------------------------------
               Earnings before income taxes                       54,646         46,730         39,859
     Income taxes                                                 17,900         15,370         12,827
------------------------------------------------------------------------------------------------------
               Net earnings                                     $ 36,746         31,360         27,032
------------------------------------------------------------------------------------------------------
     Basic net earnings per share of common stock               $   1.33           1.14            .98
     Diluted net earnings per share of common stock             $   1.29           1.13            .98
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                            CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)
DECEMBER 31                                                                                1998                 1997
                                                                                          ------               ------
ASSETS
Investments:
  Debt securities, available-for-sale, at fair value
    (amortized cost of $945,675 in 1998 and $889,811 in 1997)                           $   984,333            923,287
  Equity securities, available-for-sale, at fair value (cost of
    $21,473 in 1998 and $20,329 in 1997)                                                     35,795             36,817
  Mortgage loans on real estate                                                              88,922             70,697
  Investment real estate, at cost                                                               532                482
  Policy loans                                                                              481,970            407,482
  Short-term investments                                                                      6,420             32,635
----------------------------------------------------------------------------------------------------------------------
          Total investments                                                               1,597,972          1,471,400
----------------------------------------------------------------------------------------------------------------------
Cash                                                                                         10,351             23,261
Agents' balances and prepaid commissions                                                     33,337             35,268
Premiums receivable                                                                          44,091             43,196
Accrued investment income                                                                    33,889             30,519
Deferred acquisition costs and cost of business acquired                                    240,554            223,651
Property and equipment, at cost, less accumulated
   depreciation of $17,516 in 1998 and $15,308 in 1997                                       36,345             31,898
Reinsurance receivables                                                                      11,210             11,004
Other assets                                                                                 47,938             45,062
----------------------------------------------------------------------------------------------------------------------
          Total assets                                                                  $ 2,055,687          1,915,259
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy benefits                                                                $   315,866            289,765
  Policyholders' account balances                                                         1,097,066          1,013,602
  Unearned premiums                                                                          45,054             52,666
  Policy and contract claims                                                                 65,057             58,484
----------------------------------------------------------------------------------------------------------------------
          Total policy liabilities                                                        1,523,043          1,414,517
----------------------------------------------------------------------------------------------------------------------
Notes payable to banks                                                                       63,571             39,192
Deferred income taxes                                                                        47,855             46,820
Other liabilities                                                                            39,660             59,007
----------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                               1,674,129          1,559,536
----------------------------------------------------------------------------------------------------------------------
AHLIC-obligated mandatorily redeemable preferred securities of subsidiaries
  holding solely subordinated debentures of AHLIC                                           103,500            103,500
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock of $1.00 par value:
     Authorized 75,000,000 shares in 1998 and 35,000,000 in 1997;
     issued 28,138,886 in 1998 and 14,020,861 in 1997                                        28,139             14,021
  Preferred stock:
     Convertible of $10.00 par value: Authorized 500,000 shares; none issued                    -                  -
     Non-convertible of $10.00 par value: Authorized 500,000 shares; none issued                -                  -
  Additional paid-in capital                                                                 42,161             42,528
  Retained earnings                                                                         194,854            183,852
  Yield enhancement, contract and issuance costs of mandatorily
     redeemable preferred securities                                                         (9,561)            (9,561)
  Net unrealized investment gains                                                            26,514             25,612
----------------------------------------------------------------------------------------------------------------------
                                                                                            282,107            256,452
Less cost of 272,715 in 1998 and 142,589 in 1997 common shares in treasury                    4,049              4,229
----------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                        278,058            252,223
----------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                                    $ 2,055,687          1,915,259
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share and per share amounts)

YEARS ENDED DECEMBER 31                                                                   1998             1997             1996
                                                                                         ------           ------           ------
Common stock:
  Balance at beginning of year                                                        $  14,021           13,967           13,933
  Add par value of shares issued pursuant to stock split
     in the form of stock dividends                                                      14,056              -                -
  Add shares issued on exercise of stock options                                             45               32               20
  Other shares issued (surrendered), net                                                     17               22               14
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                 28,139           14,021           13,967
---------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital:
  Balance at beginning of year                                                           42,528           42,644           42,215
  Addition (deduction) related to exercise of stock options                                (982)            (658)             112
  Excess over par value on other shares issued                                              615              542              317
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                 42,161           42,528           42,644
---------------------------------------------------------------------------------------------------------------------------------

Retained earnings:
  Balance at beginning of year                                                          183,852          163,460          148,454
  Add net earnings                                                                       36,746           31,360           27,032
  Deduct cash dividends declared on common stock ($.42 per share in 1998, $.40 per share in 1997
     and $.44 per share in 1996)                                                        (11,686)         (10,968)         (12,026)
  Deduct par value of shares, issued pursuant to stock
    split in the form of stock dividends                                                (14,056)             -                -
  Deduct cash dividend in lieu of issuance of fractional
     shares related to stock split                                                           (2)             -                -
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                194,854          183,852          163,460
---------------------------------------------------------------------------------------------------------------------------------

Yield enhancement, contract and issuance costs of mandatorily redeemable preferred securities:
  Balance at beginning of year                                                           (9,561)             -                -
   Issuance of mandatorily redeemable preferred securities                                  -             (9,561)             -
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                 (9,561)          (9,561)             -
---------------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income:
Net unrealized investment gains (losses):
  Balance at beginning of year                                                           25,612           12,158           16,772
  Change during the year                                                                    902           13,454           (4,614)
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                 26,514           25,612           12,158
---------------------------------------------------------------------------------------------------------------------------------
Treasury stock:
  Balance at beginning of year                                                            4,229            3,286            2,045
  Add treasury shares purchased (3,207 shares in 1998,
     93,213 shares in 1997 and 56,451 shares in 1996)                                        54            3,228            1,241
  Less treasury shares issued (15,668 shares in 1998 and
     104,352 shares in 1997)                                                               (234)          (2,285)             -
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                  4,049            4,229            3,286
---------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                  $ 278,058          252,223          228,943
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

YEARS ENDED DECEMBER 31                                                               1998               1997            1996
                                                                                     ------             ------          ------
Operating activities:
  Net earnings                                                                      $  36,746           31,360          27,032
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Provision for depreciation and amortization                                      3,379            2,375           2,613
       Amortization of deferred acquisition costs
          and cost of business acquired                                                38,929           32,425          25,628
       Acquisition costs deferred                                                     (53,783)         (43,114)        (36,018)
       Change in agents' balances and prepaid commissions                               1,985              462           3,346
       Change in premiums receivable                                                     (895)          (1,963)            878
       Change in accrued investment income                                             (2,893)            (115)           (683)
       Change in reinsurance receivables                                                 (152)           4,366          (4,192)
       Change in future policy benefits                                                23,909           14,039          (4,833)
       Change in policyholders' account balances                                       53,753           64,037          45,410
       Change in unearned premiums                                                     (7,612)              72          (1,039)
       Change in policy and contract claims liability                                   5,523            3,922             885
       Change in income taxes                                                            (337)           2,416           5,846
       Change in unearned investment income                                              (294)             221            (301)
       Other, net                                                                      (9,572)         (13,817)          1,974
-------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                       88,686           96,686          66,546
-------------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Sales of debt securities                                                             14,169           49,655          14,718
  Maturities of debt securities                                                       127,240           62,718          46,109
  Sales of equity securities                                                            5,398            3,572           5,968
  Maturities of mortgage loans on real estate                                           5,262            3,927           3,479
  Policy loans paid                                                                    31,132           78,669          25,372
  Sales of property and equipment and investment real estate                              103               90              17
  Acquisitions, net of cash acquired                                                    1,957          (45,791)          1,561
  Purchases of debt securities                                                       (172,309)        (174,674)        (80,010)
  Purchases of equity securities                                                       (6,569)            (537)         (5,239)
  Origination of mortgage loans on real estate                                        (23,469)         (18,534)        (27,709)
  Sales (purchases) of short-term investments, net                                     26,316          (27,931)         21,669
  Policy loans made                                                                  (104,545)         (67,323)        (48,129)
  Purchases of property and equipment and investment real estate                       (6,873)          (4,431)         (2,789)
  Other, net                                                                          (12,107)          12,057             (26)
-------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                         (114,295)        (128,533)        (45,009)
-------------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net proceeds (paydowns) on borrowings                                                24,379          (53,237)         (9,535)
  Net proceeds from securities offering                                                   -             98,478             -
  Dividends to stockholders                                                           (11,686)         (10,968)        (12,026)
  Purchase of treasury stock                                                              (54)          (3,228)         (1,241)
  Other, net                                                                               60            2,391           2,255
-------------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities                                12,699           33,436         (20,547)
-------------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash                                                    (12,910)           1,589             990
Cash at beginning of year                                                              23,261           21,672          20,682
-------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                 $  10,351           23,261          21,672
-------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                          $   9,594            8,292           6,325
  Federal income taxes                                                                 14,492            9,806           6,550
-------------------------------------------------------------------------------------------------------------------------------

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

         AHLIC is a holding company whose principal subsidiaries are American Heritage Life Insurance Company (AHL) and Columbia Universal Life Insurance Company (Columbia). AHL is licensed to do business as a life insurance company in 49 states, Puerto Rico, the District of Columbia and the U.S. Virgin Islands. It markets life and accident and health insurance on an individual, group and credit basis through licensed agents and brokers. Columbia, a subsidiary of AHL, markets annuity and individual life insurance products and is currently licensed in 41 states, the District of Columbia and Puerto Rico. First Colonial Insurance Company, a subsidiary of AHL, markets credit property insurance and is currently licensed in 18 states. Concord Heritage Life Insurance Company, a subsidiary of AHL, markets supplemental life and health products through worksite marketing and is licensed in 15 states. Keystone State Life Insurance Company, a subsidiary of AHL, markets individual life products and is currently licensed in 12 states, the District of Columbia and the U.S. Virgin Islands. ERJ Insurance Group, Inc., a subsidiary of AHLIC, is an insurance agency that markets a broad portfolio of credit insurance products.

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

         (5) Insurance Liabilities: The liabilities for future policy benefits for traditional life and accident and health contracts (which represent the excess of the present value of future benefits to be paid on behalf of or to policyholders over the present value of future net premiums) are computed by a net level premium method using assumptions deemed appropriate at the date of issue (or as of the date of acquisition for acquired blocks of business). Estimated future investment yield assumptions range from 3.75% to 8.00%; withdrawals are based on Company experience; mortality and morbidity from recognized morbidity and mortality tables are modified for anticipated company experience, with reasonable provisions for possible future adverse experience deviations. Policyholders' account balances for interest-sensitive products represent premiums received plus interest credited during the contract accumulation period, less contract charges for mortality and expenses. For the years ended December 31, 1998 and 1997, the weighted average interest rates credited to the policyholders' account balances were 5.08% and 5.46%, respectively; and the related interest credited to the policyholders' account balances was $54.0 million and $52.3 million. The surrender charge provisions for interest-sensitive policies vary depending upon the type of policy. For universal life-type policies, the surrender charges generally range over a period of 5-20 years at varying rates depending upon the plan of insurance. For annuities, the surrender charges generally range over a period of 7-10 years with charges varying from 1% to 10% of the accumulated fund value over the surrender charge period.

(c)      VALUATION OF CERTAIN INVESTMENTS

         Debt securities are investments which mature at a specified future date more than one year after they were issued. Equity securities include common stocks and non-redeemable preferred stocks. Investments are categorized as (1) held to maturity, (2) available-for-sale, or (3) trading. All debt and equity securities have been classified by the Company as available-for-sale and are stated at fair value. Unrealized gains or losses on debt and equity securities available-for-sale resulting from fluctuations in fair values were recorded, net of deferred income taxes and adjustments to the deferred acquisition costs for interest-sensitive insurance products, directly to a separate component of stockholders' equity. Realized investment gains or losses are calculated on the basis of specific identification and include writedowns on those investments where the decline in value below its cost or amortized cost is considered to be other than temporary.

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

(f)      OTHER OPERATING EXPENSES

         Other operating expenses include primarily interest expense related to bank borrowings and mandatorily redeemable preferred securities, other general corporate expenses of AHLIC and insurance agency expenses.

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

(i)      RECLASSIFICATIONS

         Certain amounts for 1997 and 1996 have been reclassified to conform with the presentation adopted in 1998.

(2)      INCOME TAXES

     The effective Federal income tax rates on earnings before income taxes (amounts in thousands) were lower than the maximum statutory rates as follows:

---------------------------------------------------------------------------------------------------------
                                                 1998                   1997                   1996
                                            Amt.        %         Amt.         %         Amt.         %
---------------------------------------------------------------------------------------------------------
Computed "expected" tax expense          $ 19,126       35      $ 16,356       35      $ 13,951       35
Tax exempt interest & dividends               (92)       -          (323)      (1)         (329)      (1)
Credits from oil and gas investments         (636)      (1)         (680)      (1)         (788)      (2)
Other, net                                   (498)      (1)           17        -            (7)       -
---------------------------------------------------------------------------------------------------------
Effective income
   tax expense                           $ 17,900       33      $ 15,370       33      $ 12,827       32
---------------------------------------------------------------------------------------------------------

         The components of income tax expense (in thousands) for each of the three years ended December 31 were as follows:

------------------------------------------
              1998         1997      1996
------------------------------------------
Current      $14,678      9,627      9,823
Deferred       3,222      5,743      3,004
------------------------------------------
   Total     $17,900     15,370     12,827
------------------------------------------

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 1998 and December 31, 1997 (in thousands) were as follows:

-----------------------------------------------------------
                                          1998        1997
-----------------------------------------------------------
Deferred tax assets:
   Insurance reserves                    $29,920     27,033
   Unearned investment income                124        217
   Other                                     127        131
-----------------------------------------------------------
   Total deferred tax assets              30,171     27,381
-----------------------------------------------------------
Deferred tax liabilities:
   Deferred acquisition costs             58,586     56,356
   Unrealized investment gains on
    securities available-for-sale         15,920     14,992
   Other                                   3,520      2,853
-----------------------------------------------------------
   Total deferred tax liabilities         78,026     74,201
-----------------------------------------------------------
   Net deferred tax liability             47,855     46,820
   Current tax liability                     400        683
-----------------------------------------------------------
   Accrued and deferred income taxes     $48,255     47,503
-----------------------------------------------------------

         No valuation allowance was recorded at December 31, 1998 or 1997.

         Prior to 1985, certain life insurance company income was not subject to Federal income tax until distributed. For tax purposes such income was accumulated in a memorandum "policyholders' surplus account" and is not taxable unless it is distributed, unless certain limitations under the Internal Revenue Code are exceeded or, unless the income tax deferral status of the account is modified by future tax legislation. At December 31, 1998, the policyholders' surplus account was $10.9 million.

(3)      INVESTMENTS

         For the years ended December 31, 1998, 1997 and 1996, net investment income (in thousands) was as follows:

----------------------------------------------------------------------
                                         1998         1997       1996
----------------------------------------------------------------------
Investment income:
  Debt securities                      $ 72,350      65,366     41,573
  Equity securities                       1,014       1,407        809
  Mortgage loans on real estate           7,084       5,797      3,657
  Investment real estate                     50          50         54
  Policy loans                           30,543      33,341     33,496
  Short-term investments                  1,475       1,282      2,928
  Other                                   1,301       1,716          4
----------------------------------------------------------------------
    Gross investment income             113,817     108,959     82,521
Investment expenses and investment
  related interest expense                2,920       3,567      5,486
----------------------------------------------------------------------
    Net investment income              $110,897     105,392     77,035
----------------------------------------------------------------------

         Proceeds from sales and maturities of investments in debt securities during 1998, 1997 and 1996 were $139.7 million, $115.8 million and $59.1 million, respectively.

         Gross gains and losses on those sales, and net gains and losses on sales of other investments (in thousands), were as follows:

--------------------------------------------------------------------
                                     1998         1997        1996
--------------------------------------------------------------------
Debt securities - gains             $ 1,643       1,124         794
Debt securities - losses             (4,411)     (2,620)     (2,683)
--------------------------------------------------------------------
Debt securities, net                 (2,768)     (1,496)     (1,889)
Equity securities, net                3,408       2,046       2,309
Other, net                              (88)        (84)        -
--------------------------------------------------------------------
 Realized investment gains, net     $   552         466         420
--------------------------------------------------------------------

         Stockholders' equity included the following unrealized investment gains (losses) (in thousands) at December 31:

----------------------------------------------------------------------------
                                            1998          1997         1996
----------------------------------------------------------------------------
Equity securities available-for-sale:
 Gross unrealized investment
    gains                                 $ 15,054       16,839       13,434
 Gross unrealized investment
    losses                                    (732)        (351)        (379)
----------------------------------------------------------------------------
                                            14,322       16,488       13,055
----------------------------------------------------------------------------
Debt securities available-for-sale:
 Gross unrealized investment
    gains                                   45,154       36,276       12,583
 Gross unrealized investment
    losses                                  (6,496)      (2,800)      (3,567)
----------------------------------------------------------------------------
                                            38,658       33,476        9,016
----------------------------------------------------------------------------
   Gross unrealized investment
    gains                                   52,980       49,964       22,071
Decrease in deferred
  acquisition costs for interest-
  sensitive insurance products             (10,546)      (9,360)      (3,367)
Deferred federal income tax
    benefit                                (15,920)     (14,992)      (6,546)
----------------------------------------------------------------------------
   Net unrealized investment
    gains                                 $ 26,514       25,612       12,158
----------------------------------------------------------------------------

         The amortized cost and fair values of debt securities available-for-sale by category of securities (in thousands) were as follows:

-----------------------------------------------------------------------
                                            Gross     Gross
                               Amortized Unrealized Unrealized    Fair
                                 Cost       Gain       Loss       Value
-----------------------------------------------------------------------
December 31, 1998:
U.S. government and
  government agencies
  and authorities              $ 47,969      2,112        15      50,066
States, municipalities and
  political subdivisions          3,008        334         7       3,335
Foreign governments                 775         59         -         834
Public utilities                140,049      7,768        81     147,736
Corporate securities            599,158     28,620     5,555     622,223
Mortgage backed securities      154,716      6,261       838     160,139
-----------------------------------------------------------------------
  Total                        $945,675     45,154     6,496     984,333
-----------------------------------------------------------------------
December 31, 1997:
U.S. government and
  government agencies
  and authorities              $ 61,771      1,321       175      62,917
States, municipalities and
  political subdivisions          3,549        254         8       3,795
Foreign governments               2,333         65         -       2,398
Public utilities                148,556      5,474        60     153,970
Corporate securities            461,416     24,884       915     485,385
Mortgage backed securities      212,186      4,278     1,642     214,822
-----------------------------------------------------------------------
  Total                        $889,811     36,276     2,800     923,287
-----------------------------------------------------------------------

         The amortized cost and fair value of debt securities available-for-sale (in thousands) at December 31, 1998, by contractual maturity, were as follows:

----------------------------------------------------------------
                                           At December 31, 1998
----------------------------------------------------------------
                                           Amortized      Fair
                                             Cost         Value
----------------------------------------------------------------
Due in one year or less                    $ 16,088      16,278
Due after one year through five years       129,144     136,814
Due after five years through ten years      114,519     119,372
Due after ten years                         479,930     500,879
Mortgage backed securities                  154,716     160,139
Redeemable preferred stocks                  51,278      50,851
----------------------------------------------------------------
   Total                                   $945,675     984,333
----------------------------------------------------------------

         Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalties.

         The amortized cost of high yield bonds included in debt securities available-for-sale was $42.4 million with a market value of $41.0 million, which represented 2.6% of invested assets.

         There were no individual investments at December 31, 1998, other than U.S. government securities, which exceeded 10% of the Company's stockholders' equity.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values (in thousands) of the Company's financial instruments are summarized as follows:

--------------------------------------------------------------------
                                             AT DECEMBER 31, 1998
--------------------------------------------------------------------
                                           CARRYING        ESTIMATED
                                            AMOUNT        FAIR VALUE
--------------------------------------------------------------------
Debt securities                          $  984,333        984,333
Equity securities                            35,795         35,795
Mortgage loans on real estate                88,922        105,808
Investment real estate                          532          2,400
Policy loans                                481,970        481,970
Cash and short-term investments               6,420          6,420
-------------------------------------------------------------------
   Total cash and investments            $1,597,972      1,616,726
-------------------------------------------------------------------
Investment type insurance contracts      $  211,189        212,007
Notes payable to banks                       63,571         63,571
Mandatorily redeemable
 preferred securities                       103,500        103,500
-------------------------------------------------------------------

-------------------------------------------------------------------
                                           At December 31, 1997
-------------------------------------------------------------------
                                          Carrying     Estimated
                                            Amount     Fair Value
-------------------------------------------------------------------
Debt securities                          $  923,287        923,287
Equity securities                            36,817         36,817
Mortgage loans on real estate                70,697         82,160
Investment real estate                          482          2,400
Policy loans                                407,482        407,482
Cash and short-term investments              55,896         55,896
-------------------------------------------------------------------
   Total cash and investments            $1,494,661      1,508,042
-------------------------------------------------------------------
Investment type insurance contracts      $  179,489        179,489
Notes payable to banks                       39,192         39,192
Mandatorily redeemable
 preferred securities                       103,500        103,500
-------------------------------------------------------------------

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

Investment type insurance contracts
         The carrying amount approximates fair value.

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

(5) COST OF BUSINESS ACQUIRED

         Under current assumptions, amortization of cost of business acquired, including accrued interest implicit in the calculation of the amortization, for the next five years is expected to be as follows (amounts in thousands):

==================================================
         1999              $ 4,973
         2000                4,393
         2001                3,814
         2002                3,298
         2003                2,914
==================================================


(6) NOTES PAYABLE TO BANKS

         At December 31, 1998, all of the notes payable to banks were short-term, unsecured and related to advances under $137.0 million lines of credit ($73.4 million available to be drawn at December 31, 1998) bearing interest at rates ranging from 5.48% to 5.66%. The arrangements under the terms of the lines of credit are reviewed annually for renewal. The Company also has a $75.0 million line of credit (the entire $75.0 million available to be drawn at December 31, 1998) which is specifically to be used for acquisitions. The loan has a term of five years and contains certain financial covenants and commitment fees. The Company was in compliance with the covenants at December 31, 1998.

         Interest expense to banks for the years ended December 31, 1998, 1997 and 1996 totaled $3.2 million, $4.4 million and $6.1 million, respectively.

(7)MANDATORILY REDEEMABLE PREFERRED SECURITIES

         On June 27, 1997, the Company completed the offering of 2.07 million shares of FELINE PRIDES. Proceeds from the offering of $98.4 million (after underwriting and other associated costs) were used for the repayment of debt of the Company. Each unit of FELINE PRIDES pays quarterly interest and yield enhancement payments of $1.0625 per share, or 8.50% annually. Interest expense on these securities for the years ended December 31, 1998 and 1997 totaled $7.0 million and $3.6 million, respectively. The Company recorded the yield enhancement payments initially of 1.75% totaling $5.4 million, as a liability and a reduction to stockholders' equity on the Company's Consolidated Balance Sheets. The liability is reduced when the yield enhancement payments are paid.

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

(8)REINSURANCE

         In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding insurance to other insurance companies or reinsurers under excess coverage and co-insurance contracts. The maximum risk generally retained on ordinary life insurance on any one insured ranges from $100,000 to $200,000. The amount retained on group and credit life insurance is generally $50,000. Generally, income from reinsurance arrangements is recognized in a manner similar to the income recognition on the underlying policy contracts.

         The reinsurance contracts do not relieve the Company from its obligations to its policyholders, and it remains liable should any reinsurer be unable to meet its obligations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. In the accompanying financial statements, insurance revenues, benefits and claims and deferred acquisition costs are reported net of reinsurance ceded.

         The amount of insurance premiums assumed under reinsurance agreements for the years ended December 31, 1998, 1997 and 1996 were $8.6 million, $4.5 million and $5.8 million, respectively. The amount of insurance premiums ceded under reinsurance agreements for the years ended December 31, 1998, 1997 and 1996 were $90.3 million, $126.6 million and $111.7 million, respectively. The amounts of recoveries for benefits paid under reinsurance agreements for the years ended December 31, 1998, 1997 and 1996 were $97.6 million, $108.8 million and $104.0 million, respectively.

(9) EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted net earnings per share (amounts in thousands):

-----------------------------------------------------------------------------
                                           1998         1997        1996
-----------------------------------------------------------------------------
Numerator for basic and diluted
  earnings per share:
    Net earnings                          $36,746      31,360      27,032
-----------------------------------------------------------------------------
Denominator:
  Denominator for basic earnings
    per share-weighted average
    shares                                 27,552      27,561      27,567
  Effect of dilutive securities:
    Mandatorily redeemable,
     preferred securities                     709          --          --
    Employee stock options                    144         178          60
    Restricted stock                           95          92          84

Dilutive potential common shares              948         270         144
-----------------------------------------------------------------------------
Denominator for diluted earnings
   per share-weighted average shares
   and assumed conversions                 28,500      27,831      27,711
-----------------------------------------------------------------------------
Basic net earnings per share              $  1.33        1.14        0.98
-----------------------------------------------------------------------------
Diluted net earnings per share            $  1.29        1.13        0.98
-----------------------------------------------------------------------------

(10) STOCK COMPENSATION PLANS

         At December 31, 1998, the Company had six stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans. The compensation that has been charged against income for the long-term incentive plan stock, employee stock purchase and agents stock purchase plans (in thousands) was as follows:

----------------------------------------------------------------
                                    1998     1997     1996
----------------------------------------------------------------
Long-term incentive plan stock      $707      547      487
Employee stock purchase plan         100       78       70
Agents stock investment plan          15       13       13
----------------------------------------------------------------

         Compensation cost determined pursuant to Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" would not have had a material effect on the Company's net earnings and earnings per share for 1998, 1997 and 1996.

(A) FIXED STOCK OPTION PLANS

         The Company has three fixed stock option plans primarily for its employees. Under the 1980 Stock Option Plan, the Company may grant options to its employees for up to 600,000 shares of common stock. Under the 1996 Stock Option Plan, the Company may grant options to its employees for up to 700,000 shares of common stock. The 1988 Stock Option Plan expired July 27, 1998 and therefore no new options may be granted under this plan. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the 1980 and 1996 Plans, the option's maximum term is ten years. Under the 1980 and 1996 Plans, options are granted during the year and vest in increments of 20% or 33% per year over a five or three year period beginning no less than six months after the grant.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.7%, 2.2% and 3.1%; expected volatility of 22% for 1998 and 20% for 1997 and 1996. The weighted-average fair value of options granted for the three years ended December 31, 1998, 1997 and 1996, respectively, was $7.51, $5.23 and $3.26.

         A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

-----------------------------------------------------------------
                                          Weighted
                                          Average
                            Number        Exercise     Options
                          of Shares        Price     Exercisable
-----------------------------------------------------------------
Outstanding 1/1/96           543,894       $ 9.05      188,888
  Granted                     46,600        11.32
  Exercised                  (54,672)        5.57
  Forfeited                        -            -
-----------------------------------------------------------------
Outstanding 12/31/96         535,822         9.60      275,278
  Granted                    590,424        17.13
  Exercised                 (248,596)        9.58
  Forfeited                  (14,200)        9.71
-----------------------------------------------------------------
Outstanding 12/31/97         863,450        14.51      149,606
  Granted                    357,080        22.33
  Exercised                 (192,482)        9.72
  Forfeited                        -            -
-----------------------------------------------------------------
Outstanding 12/31/98       1,028,048       $18.12      159,454
-----------------------------------------------------------------

         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

-------------------------------------------------------------------------------
                      Options Outstanding           Options Exercisable
-------------------------------------------------------------------------------
                         Number       Weighted-Avg     Number     Weighted-Avg
            Exercise   Outstanding      Remaining     Exercisable    Exercise
             Prices    at 12-31-98  Contractual Life  at 12-31-98      Price
-------------------------------------------------------------------------------
1980 Plan
             $ 9.25      19,240       6 yr  1 mo        19,240      $   9.25
               9.38       4,516       5 yr  1 mo         4,516          9.38
              10.75       3,956       4 yr  1 mo         3,956         10.75
              11.31      27,318       7 yr  1 mo        12,512         11.31
              11.44      53,938       8 yr  1 mo         9,230         11.44
              18.81      57,080       9 yr  1 mo            --            --
              23.00     100,000       9 yr 11 mo            --            --
-------------------------------------------------------------------------------
                        266,048                         49,454      $  10.31
-------------------------------------------------------------------------------
1988 Plan   $  8.75      42,000            10 mo         6,000      $   8.75
              17.50      30,000       8 yr  7 mo         6,000         17.50
-------------------------------------------------------------------------------
                         72,000                         12,000      $  13.13
-------------------------------------------------------------------------------
1996 Plan   $ 17.50     490,000       8 yr  7 mo        98,000      $  17.50
-------------------------------------------------------------------------------
              23.00     200,000       9 yr 11 mo           --             --
-------------------------------------------------------------------------------
                        690,000                         98,000     $   17.50
-------------------------------------------------------------------------------

(B) LONG-TERM INCENTIVE PLAN

         Under the Company's Long-Term Incentive Plan, the restricted stock feature provides for the grant of common stock to a participating employee. The number of shares of restricted stock available to be issued in the name of each participating employee is determined at the beginning of each fiscal year and is based on the prior year's operating results. Such shares are restricted for three years and held by the Company in the name of the participating employee, who has the right to vote and to receive dividends paid on all such shares. Such shares are subject to forfeiture to the Company if the participating employee does not remain in the Company's employ for three years after the date of grant.

         During the years ended December 31, 1998, 1997 and 1996, the Company granted 28,028, 34,432 and 21,940 shares of restricted stock, respectively.

         Under the Company's Long-Term Incentive Plan, the performance units feature provides for the grant to a participating employee of shares of common stock based on targeted performance levels established for each participating employee at the beginning of each fiscal year in accordance with a formula relating to individual levels of performance.

         During the years ended December 31, 1998, 1997 and 1996, the Company granted 7,892, 11,734 and 8,428 shares of common stock related to the performance units feature, respectively.

(C) EMPLOYEE STOCK PURCHASE PLAN

         The Company maintains a stock purchase plan under which its employees and directors and those of its subsidiaries can purchase shares of its common stock in the open market through an unaffiliated plan administrator. Pursuant to the plan, 743,351 shares had been purchased as of December 31, 1998. During the years ended December 31, 1998 and 1997, 40,947 shares and 45,336 shares, respectively, were purchased pursuant to the plan. This plan provides for monthly payroll and directors' fees purchases up to $1,500, with the employer making a monthly percentage contribution for the account of each participant, based upon their purchases, as follows: (a) 25% of amounts from $5 through $25,
(b) 20% of amounts in excess of $25 through $50, and (c) 15% of amounts in excess of $50 through $1,500.

(D) AGENTS STOCK INVESTMENT PLAN

         The Company maintains a stock purchase plan under which its agents can purchase shares of its common stock in the open market through an unaffiliated plan administrator. Pursuant to the plan, 101,353 shares had been purchased as of December 31, 1998. During the years ended December 31, 1998 and 1997, 15,307 shares and 18,930 shares, respectively, were purchased pursuant to the plan. The plan provides for monthly deductions from commissions payable by participating subsidiaries of the Company to their participating agents with a minimum monthly deduction of $500 and maximum of $2,000. The participating subsidiary contributes, at the time of each purchase, an amount equal to five percent (5%) of its agent's deduction for purchases from commissions payable.

(11) PROFIT SHARING PLAN

         The Company has a trusteed profit sharing plan for the exclusive benefit of eligible employees. The Company's annual contribution to the plan is equal to the lesser of 10% of consolidated earnings as defined or 10% of qualifying compensation paid to participants. The annual contributions amounted to $1.5 million in 1998, $1.3 million in 1997 and $1.2 million in 1996.

(12) POLICY AND CONTRACT CLAIMS

         Activity in the liability for policy and contract claims (in thousands) at December 31, 1998, 1997 and 1996 is summarized as follows:

-------------------------------------------------------------------------------
                                         1998            1997            1996
-------------------------------------------------------------------------------
Balance at beginning of year          $  58,484         51,261         50,375
   Less reinsurance recoverables          3,744          5,486          3,592
-------------------------------------------------------------------------------
Net balance at beginning of year         54,740         45,775         46,783
-------------------------------------------------------------------------------
Incurred related to:
   Current year                         128,340        148,114        144,248
   Prior years                             (183)          (655)          (953)
-------------------------------------------------------------------------------
Total incurred                          128,157        147,459        143,295
-------------------------------------------------------------------------------
Paid related to:
   Current year                          99,873        122,198        128,137
   Prior years                           21,604         16,296         16,166
-------------------------------------------------------------------------------
Total paid                              121,477        138,494        144,303
-------------------------------------------------------------------------------
Net balance at end of year               61,420         54,740         45,775
   Plus reinsurance recoverables          3,637          3,744          5,486
-------------------------------------------------------------------------------
Balance at end of year                $  65,057         58,484         51,261
-------------------------------------------------------------------------------

(13)INDUSTRY SEGMENT INFORMATION

         The Company has three reportable segments: ordinary, group and credit insurance. The Company's Ordinary Insurance Department provides interest-sensitive products (universal life, single and flexible premium deferred annuities, single premium immediate annuities), level and decreasing term products and supplemental accident and health insurance products to individuals. The Group Insurance Department distributes insurance products and related services to large employers for their employee benefit plans. The group products provide life, disability, medical and dental insurance. The Credit Insurance Department offers life, accident and health and property insurance coverages to consumer debtors, primarily through banks, automobile dealers, finance companies, credit unions and retailers. This coverage is issued on either the single-premium or outstanding loan balance basis.

         The Company evaluates performance and allocates resources based on the earnings from operations before income taxes (excluding realized investment gains and losses). Performance is also evaluated based on premium equivalents. Premium equivalents for ordinary insurance include cash deposits from interest-sensitive products. Group premium equivalents include business sold on a self-funded or split-funded basis, and credit premium equivalents include business written on an administrative services only basis. The accounting policies of the reportable segments are the same as those described in Footnote
(1), Summary of Significant Accounting Policies.

         The following table details the industry segment information for the three years ended December 31, 1998:

-------------------------------------------------------------------------------
(in thousands)                       1998          1997         1996
-------------------------------------------------------------------------------
INSURANCE REVENUES:
  Ordinary                         $197,435      168,218      137,421
  Group                              39,964       31,034       35,480
  Credit                             71,458       80,579       85,618
-------------------------------------------------------------------------------
   Total                           $308,857      279,831      258,519
-------------------------------------------------------------------------------
PREMIUM EQUIVALENTS:
  Ordinary                         $ 87,784       72,862       44,048
  Group                             181,823      192,562      179,453
  Credit                             73,124       93,205       85,591
-------------------------------------------------------------------------------
   Total                           $342,731      358,629      309,092
-------------------------------------------------------------------------------
TOTAL PREMIUMS AND
 PREMIUM EQUIVALENTS:
  Ordinary                         $285,219      241,080      181,469
  Group                             221,787      223,596      214,933
  Credit                            144,582      173,784      171,209
-------------------------------------------------------------------------------
   Total                           $651,588      638,460      567,611
-------------------------------------------------------------------------------
TOTAL PREMIUMS, PREMIUM
 EQUIVALENTS, NET INVESTMENT
 INCOME AND OTHER INCOME:
  Ordinary                         $385,310      335,297      248,797
  Group                             227,457      229,026      220,254
  Credit                            152,227      179,771      175,574
-------------------------------------------------------------------------------
   Total                           $764,994      744,094      644,625
-------------------------------------------------------------------------------
ORDINARY DEPARTMENT:
   Insurance revenues              $197,435      168,218      137,421
   Net investment income            100,091       94,217       67,328
   Total income                     297,526      262,435      204,749
   Benefits and claims              158,894      144,323      110,959
   Taxes, commissions and
    general expenses                 49,528       45,358       33,092
   Amortization of deferred
    acquisition costs                38,929       32,425       25,628
   Other operating expenses             407           15           --
   Total benefits & expenses        247,758      222,121      169,679
-------------------------------------------------------------------------------
   Pre-tax operating earnings      $ 49,768       40,314       35,070
-------------------------------------------------------------------------------
GROUP DEPARTMENT:
   Insurance revenues              $ 39,964       31,034       35,480
   Net investment income              5,670        5,430        5,321
   Total income                      45,634       36,464       40,801
   Benefits and claims               26,467       18,255       24,013
   Taxes, commissions and
    general expenses                 14,285       13,601       12,275
   Total benefits & expenses         40,752       31,856       36,288
-------------------------------------------------------------------------------
   Pre-tax operating earnings      $  4,882        4,608        4,513
-------------------------------------------------------------------------------
CREDIT DEPARTMENT:
   Insurance revenues              $ 71,458       80,579       85,618
   Net investment income              5,319        4,889        4,365
   Other income                       2,326        1,098           --
   Total income                      79,103       86,566       89,983
   Benefits and claims                9,661       12,559       13,901
   Taxes, commissions and
    general expenses                 60,856       67,537       72,332
   Other operating expenses           1,908          866           --
   Total benefits & expenses         72,425       80,962       86,233
-------------------------------------------------------------------------------
   Pre-tax operating earnings      $  6,678        5,604        3,750
-------------------------------------------------------------------------------

         Reconciliations of total income and pre-tax operating earnings for the three years ended December 31, 1998 were as follows:

-------------------------------------------------------------------------------
(in thousands)                         1998            1997           1996
-------------------------------------------------------------------------------
TOTAL INCOME:
  Ordinary                          $ 297,526        262,435        204,749
  Group                                45,634         36,464         40,801
  Credit                               79,103         86,566         89,983
  Other non-segmented income           18,485          2,811            763
  Realized investment gains               552            466            420
  Intercompany eliminations           (18,669)        (1,955)          (742)
-------------------------------------------------------------------------------
   Total income                     $ 422,631        386,787        335,974
-------------------------------------------------------------------------------
PRE-TAX OPERATING EARNINGS:
  Ordinary                             49,768         40,314         35,070
  Group                                 4,882          4,608          4,513
  Credit                                6,678          5,604          3,750
  Other non-segmented earnings          7,108         (6,685)        (3,877)
  Intercompany eliminations           (14,341)         2,424            (17)
-------------------------------------------------------------------------------
   Pre-tax operating earnings       $  54,095         46,265         39,439
-------------------------------------------------------------------------------

         The following table presents assets specifically related to each industry segment. Assets not able to be separately identified with an industry segment have not been allocated. Total assets of subsidiaries are included in industry segments without regard to that portion related to equity.

--------------------------------------------------------
(in thousands)                    1998           1997
--------------------------------------------------------
Industry-segment assets:
  Ordinary                    $1,779,848      1,638,454
  Group                           67,561         63,921
  Credit                         108,178        125,938
--------------------------------------------------------
                               1,955,587      1,828,313
Non-segmented assets             100,100         86,946
--------------------------------------------------------
Total assets                  $2,055,687      1,915,259
--------------------------------------------------------

(14) STOCKHOLDER'S EQUITY AND NET EARNINGS

         The payment of dividends to AHLIC by AHL is subject to the regulation of the State of Florida Department of Insurance. A dividend may be made without prior Florida Insurance Commissioner's approval if the dividend is equal to or less than the greater of: (a) 10% of AHL's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (b) AHL's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, if AHL will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is paid. As a result of such restrictions, the maximum dividend which could be paid to AHLIC by its insurance subsidiaries during 1999 without prior approval is $26.0 million.

         AHLIC's insurance subsidiaries had statutory net operating earnings of $27.7 million, $24.5 million and $20.6 million and statutory net earnings of $31.3 million, $27.8 million and $22.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Total statutory stockholder's equity of the separate subsidiaries was $204.4 million at December 31, 1998 and $196.8 million at December 31, 1997. At December 31, 1998, pursuant to the insurance laws of the State of Florida, the minimum capital and surplus required to be maintained by AHL was approximately $51.8 million.

(15)NEW PRONOUNCEMENTS BY THE FINANCIAL
    ACCOUNTING STANDARDS BOARD

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

(17) OTHER COMPREHENSIVE INCOME

         Other comprehensive income, as reflected in the Consolidated Statements of Stockholders' Equity, consisted of net unrealized investment gains of $.9 million for the year ended December 31, 1998. Total comprehensive income, which was $37.6 million for the year ended December 31, 1998, included net earnings of $36.7 million and other comprehensive income.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                            QUARTERLY FINANCIAL DATA

(In thousands except per share amounts)
(Unaudited)

========================================================================================================
                                                                        1998
========================================================================================================
                                                  March            June       September         December
                                                  -----            ----       ---------         --------
Total income                                  $   99,406         106,212         110,416         106,597
Operating earnings                                 8,601           9,117           9,181           9,489
Net earnings                                       8,674           9,162           9,287           9,624
Operating earnings per share-diluted                 .31             .32             .32             .33
Net earnings per share-basic                         .32             .33             .34             .35
Net earnings per share-diluted                       .31             .32             .32             .34
========================================================================================================
                                                                         1997
========================================================================================================
                                                  March            June        September        December
                                                  -----            ----        ---------        --------
Total income                                  $   90,374          92,827         102,487         101,099
Operating earnings                                 7,678           7,761           7,589           8,030
Net earnings                                       7,745           7,801           7,684           8,131
Operating earnings per share-diluted                 .28             .28             .27             .29
Net earnings per share-basic                         .28             .28             .28             .30
Net earnings per share-diluted                       .28             .28             .28             .29
========================================================================================================

                                                                      SCHEDULE I

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1998
                             (amounts in thousands)

                                                                                           Amount at
                                                                                          which shown
                                                                                             in the
         Type of Investment                                    Cost        Fair Value     balance sheet
         ------------------                                    ----        ----------     -------------
Debt securities available-for sale:
  Bonds:
    United States Government and government agencies
       and authorities                                     $  202,685      $  210,205      $210,205
    States, municipalities and political subdivisions           3,008           3,335         3,335
    Foreign governments                                           775             834           834
    Public utilities                                          140,049         147,736       147,736
    Convertibles and bonds with warrants attached                 713             736           736
    All other corporate                                       547,167         570,636       570,636
  Redeemable preferred stock                                   51,278          50,851        50,851
                                                           ----------      ----------    ----------

       Total debt securities                                  945,675         984,333       984,333
                                                           ----------      ==========    ----------
Equity securities available-for-sale:
  Common stocks:
    Public utilities                                            1,041           1,146         1,146
    Banks, trust and insurance companies                        1,486           6,700         6,700
    Industrial, miscellaneous and all other                    18,946          27,949        27,949
                                                           ----------      ----------    ----------

       Total equity securities                                 21,473          35,795        35,795
                                                           ----------      ==========    ----------
Mortgage loans on real estate                                  88,922                        88,922
Real estate                                                       532                           532
Policy loans                                                  481,970                       481,970
Short-term investments                                          6,420                         6,420
                                                           ----------                    ----------
       Total investments                                   $1,544,992                    $1,597,972
                                                           ==========                    ==========

See Footnote 1(c) on page 30 which sets forth the accounting policies related to investments.

                                                                     SCHEDULE II

                   AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

                   CONDENSED FINANCIAL INFORMATION OR REGISTRANT

         The following condensed balance sheets of American Heritage Life Investment Corporation ("Registrant") as of December 31, 1998 and 1997 and its condensed statements of earnings and cash flows for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the notes to consolidated financial statements included elsewhere in this report. Since the Registrant's condensed statements of changes in stockholders' equity for the years ended December 31, 1998, 1997 and 1996 are identical to the consolidated statements of changes in stockholders' equity included elsewhere in this report, such statements are not repeated in this schedule.

         On December 30, 1998, a dividend of $13,000,000 related to American Heritage Life Insurance Company's (AHL's) earnings in 1997, was paid from AHL to the Registrant. In the years 1997 and 1996, no dividend was paid to the Registrant by AHL.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                ($ IN THOUSANDS)

                                                                   1998           1997
                                                                ---------       ---------
                                      ASSETS
Cash                                                            $      60       $      16
Investment in life insurance subsidiaries, at equity              395,423         364,403
Investment in non-life insurance subsidiaries, at equity           13,682          13,351
Accounts receivable                                                 3,170           4,272
Intercompany accounts                                               6,911           7,550
Other assets                                                       19,531          16,216
                                                                ---------       ---------

                                                                $ 438,777       $ 405,808
                                                                =========       =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable to banks                                        $  47,571       $  39,192
  Other liabilities                                                 6,447           7,692
                                                                ---------       ---------
       Total liabilities                                           54,018          46,884
                                                                ---------       ---------

AHLIC Junior Subordinated Debentures                              106,701         106,701
                                                                ---------       ---------
Stockholders' equity:
   Common stock of $1.00 par value.  Authorized 75,000,000
    shares in 1998 and 35,000,000 shares in 1997;
    issued 28,138,886 in 1998 and 14,020,861 in 1997               28,139          14,021
Preferred stock:
   Convertible of $10.00 par value. Authorized 500,000
    shares; none issued                                                --              --
   Non-Convertible of $10.00 par value. Authorized 500,000
    shares; none issued                                                --              --
   Additional paid-in capital                                      42,161          42,528
   Retained earnings                                              194,854         183,852
   Yield enhancement, contract and issuance costs of
     mandatorily redeemable preferred securities                   (9,561)         (9,561)
   Unrealized investment gains                                     26,514          25,612
                                                                ---------       ---------
                                                                  282,107         256,452

   Less cost of 272,715 in 1998 and 142,589 in 1997 common
     shares in treasury                                             4,049           4,229
                                                                ---------       ---------
     Total stockholders' equity                                   278,058         252,223
                                                                ---------       ---------
                                                                $ 438,777       $ 405,808
                                                                =========       =========

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)
                        CONDENSED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                ($ IN THOUSANDS)

                                            1998           1997           1996
                                          --------       --------       --------
Income:
  Investment income                       $    583       $    849       $    364
  Other income                                 404            389            304
  Realized investment losses                    --            (39)            --
                                          --------       --------       --------
       Total income                            987          1,199            668
Operating expenses                          10,555          8,207          4,226
                                          --------       --------       --------
     Loss before income tax benefits        (9,568)        (7,008)        (3,558)
Income tax benefits                         (3,227)        (2,396)        (1,260)
                                          --------       --------       --------
Loss before equity in earnings
     (loss) of subsidiaries                 (6,341)        (4,612)        (2,298)
Equity in net earnings of life
      insurance subsidiaries                42,823         36,138         29,670
Equity in net earnings (losses) of
non-life insurance subsidiaries                264           (166)          (340)
                                          --------       --------       --------
      Net earnings                        $ 36,746       $ 31,360       $ 27,032
                                          ========       ========       ========

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                ($ IN THOUSANDS)

                                                                  1998            1997          1996
                                                                --------       --------       --------
Operating activities:
Net earnings                                                    $ 36,746       $ 31,360       $ 27,032
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Change in accounts receivable                                 1,102            851          6,326
     Change in other assets                                       (3,315)        (4,315)        (2,416)
     Change in other liabilities                                  (1,378)          (504)         2,150
     Equity in net earnings of life insurance subsidiaries       (42,823)       (36,138)       (29,670)
     Equity in net loss of non-life insurance subsidiaries          (264)           166            341
                                                                --------       --------       --------
        Net cash provided by (used) operating activities          (9,932)        (8,580)         3,763
                                                                --------       --------       --------
Investing activities:
  Decrease in certificate of deposit                                   0            100              0
                                                                --------       --------       --------
      Net cash provided by investing activities                        0            100              0
                                                                --------       --------       --------
Financing activities:
  Dividends from subsidiaries                                     13,000              0              0
  Capital contribution to subsidiaries                                 0        (45,764)           (99)
  Increase (decrease) in notes payable to banks                    8,379        (26,267)        10,465
  Net proceeds from securities offering                                0         98,478              0
  Change in intercompany accounts                                    639         (5,798)          (996)
  Dividends to stockholders                                      (12,048)       (10,800)       (12,388)
  Purchase of treasury stock                                         (54)        (3,228)        (1,241)
  Excess over par value on shares issued                            (367)           542            317
  Other, net                                                         427          1,319            147
                                                                --------       --------       --------
      Net cash provided by (used) financing activities             9,976          8,482         (3,795)
                                                                --------       --------       --------
      Increase (decrease) in cash                                     44              2            (32)
                                                                --------       --------       --------
Cash at beginning of year                                             16             14             46
                                                                --------       --------       --------
Cash at end of year                                             $     60       $     16       $     14
                                                                ========       ========       ========

                                                                   SCHEDULE III
                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                       SUPPLEMENTARY INSURANCE INFORMATION
                                ($ IN THOUSANDS)

                                  DEFERRED        FUTURE       POLICYHOLDERS'             POLICY AND
                                ACQUISITION       POLICY          ACCOUNT      UNEARNED    CONTRACT
  INDUSTRY SEGMENT                 COSTS         BENEFITS        BALANCES      PREMIUMS     CLAIMS
-----------------------------   -----------     ---------      -------------   --------   ----------
YEAR ENDED DECEMBER 31, 1998
     Ordinary                     $240,554      $  308,202      $1,094,316      $ 8,524      $ 23,221
     Group                               0           7,664           2,750           83        34,098
     Credit                              0               0               0       36,447         7,738
     Other                               0               0               0            0             0
                                  --------      ----------      ----------      -------      --------
                                  $240,554      $  315,866      $1,097,066      $45,054      $ 65,057
                                  ========      ==========      ==========      =======      ========
YEAR ENDED DECEMBER 31, 1997
     Ordinary                     $223,651      $  282,568      $1,009,790      $ 7,776      $ 16,866
     Group                               0           7,197           3,812            0        31,148
     Credit                              0               0               0       44,890        10,470
     Other                               0               0               0            0             0
                                  --------      ----------      ----------      -------      --------
                                  $223,651      $  289,765      $1,013,602      $52,666      $ 58,484
                                  ========      ==========      ==========      =======      ========
YEAR ENDED DECEMBER 31, 1996
     Ordinary                     $173,699      $  196,895      $  676,744      $ 5,375      $ 10,213
     Group                               0           6,501           4,354            0        29,229
     Credit                              0               0               0       46,904        11,819
     Other                               0               0               0            0             0
                                  --------      ----------      ----------      -------      --------
                                  $173,699      $  203,396      $  681,098      $52,279      $ 51,261
                                  ========      ==========      ==========      =======      ========

                                                                             AMORTIZATION      TAXES,
                                                    NET          BENEFITS    OF DEFERRED     COMMISSIONS
                                   INSURANCE     INVESTMENT        AND       ACQUISITION     AND GENERAL
    INDUSTRY SEGMENT              REVENUES (C)    INCOME (A)      CLAIMS        COSTS        EXPENSES (B)
---------------------------      --------------  -----------    ----------   -------------   ------------
YEAR ENDED DECEMBER 31, 1998
     Ordinary                      $197,435      $ 100,091       $158,894      $ 38,929      $  49,528
     Group                           39,964          5,670         26,467             0         14,285
     Credit                          71,458          5,319          9,661             0         60,856
     Other                                0           (183)            11             0         (3,476)
                                   --------      ---------       --------      --------      ---------
                                   $308,857      $ 110,897       $195,033      $ 38,929      $ 121,193
                                   ========      =========       ========      ========      =========
YEAR ENDED DECEMBER 31, 1997
     Ordinary                      $168,218      $  94,216       $144,323      $ 32,425      $  45,358
     Group                           31,034          5,430         18,255             0         13,601
     Credit                          80,579          4,890         12,559             0         67,537
     Other                                0            856             33             0         (3,488)
                                   --------      ---------       --------      --------      ---------
                                   $279,831      $ 105,392       $175,170      $ 32,425      $ 123,008
                                   ========      =========       ========      ========      =========
YEAR ENDED DECEMBER 31, 1996
     Ordinary                      $137,421      $  67,328       $110,959      $ 25,628      $  33,092
     Group                           35,480          5,321         24,013             0         12,275
     Credit                          85,618          4,365         13,901             0         72,332
     Other                                0             21             14             0           (285)
                                   --------      ---------       --------      --------      ---------
                                   $258,519      $  77,035       $148,887      $ 25,628      $ 117,414
                                   ========      =========       ========      ========      =========


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

                                                                     SCHEDULE IV

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                   REINSURANCE
                            (IN THOUSANDS OF DOLLARS)

                                                     CEDED TO      ASSUMED                         PERCENTAGE
                                      GROSS           OTHER       FROM OTHER           NET         OF AMOUNT
                                      AMOUNT        COMPANIES      COMPANIES         AMOUNTS     ASSUMED TO NET
                                    -----------     ----------    -----------      ----------    --------------
YEAR ENDED DECEMBER 31, 1998
Life insurance volume in force      $21,957,820      5,068,470      5,648,502      22,537,852        25.1%
                                    ===========      =========      =========      ==========        ====
Insurance revenues(a):
   Ordinary                         $   207,112         12,419          2,742         197,435         1.4%
   Group                                 38,954          4,852          5,862          39,964        14.7%
   Credit                               144,449         72,991              0          71,458          - %
                                    -----------      ---------      ---------      ----------        ----
         Total                      $   390,515         90,262          8,604         308,857         2.8%
                                    ===========      =========      =========      ==========        ====
YEAR ENDED DECEMBER 31, 1997
Life insurance volume in force      $20,132,475      5,316,974      5,552,822      20,368,323        27.3%
                                    ===========      =========      =========      ==========        ====
Insurance revenues(a):
   Ordinary                         $   176,351         10,306          2,173         168,218         1.3%
   Group                                 34,263          5,509          2,280          31,034         7.3%
   Credit                               191,391        110,812              0          80,579          - %
                                    -----------      ---------      ---------      ----------        ----
         Total                      $   402,005        126,627          4,453         279,831         1.6%
                                    ===========      =========      =========      ==========        ====
YEAR ENDED DECEMBER 31, 1996
Life insurance volume in force      $16,208,820      4,599,978      4,314,210      15,923,052        27.1%
                                    ===========      =========      =========      ==========        ====
Insurance revenues(a):
   Ordinary                         $   142,397          6,963          1,987         137,421         1.4%
   Group                                 38,294          6,583          3,769          35,480        10.6%
   Credit                               183,787         98,169              0          85,618          - %
                                    -----------      ---------      ---------      ----------        ----
         Total                      $   364,478        111,715          5,756         258,519         2.2%
                                    ===========      =========      =========      ==========        ====

(a) Includes both life and accident and health premiums and commission and expense allowances on reinsurance ceded.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         American Heritage Life Investment Corporation (the "Company") retained Ernst and Young LLP as its independent auditors and replaced KPMG Peat Marwick LLP effective July 25, 1997. No report of KPMG Peat Marwick LLP on the financial statements of the Company contained an adverse opinion, or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Since the engagement of KPMG Peat Marwick LLP through the date of replacement, there were no disagreements between the Company and KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in independent accountants was approved by the board of Directors of the Company. Reference is made to current reports on Forms 8-K and 8-K/A dated July 25, 1997.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors of the Company who are not executive officers, is contained in the Company's 1999 Proxy Statement, dated March 19, 1999 (the "Proxy Statement") under the sections entitled "Election of Directors" and "Executive Compensation and Other Transactions with Management -- Other Transactions and Relationships" which sections are incorporated herein by reference.

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

Name                                                          Age                        Position
----                                                          ---                        --------
T. O'Neal Douglas . . . . . . . . . . . . . . . . . . . . . . 63           AHL and AHLIC - Chairman of the Board
                                                                                 and Chief Executive Officer, Director
Chris A. Verlander . . . . . . . . . . . . . . . . . . . . .  51           AHL and AHLIC - Vice Chairman and Corporate
                                                                                 Secretary
C. Richard Morehead . . . . . . . . . . . . . . . . . . . .   52           AHL and AHLIC - President
                                                                                 and Chief Operating Officer, Director
John K. Anderson, Jr. . . . . . . . . . . . . . . . . . . . . 50           AHL and AHLIC - Executive Vice-President,
                                                                                 Treasurer and Chief Financial Officer
David A. Bird . . . . . . . . . . . . . . . . . . . . . . . . 42           AHL and AHLIC - Executive Vice-President
                                                                                 and Chief Marketing Officer
Charles C. Baggs . . . . . . . . . . . . . . . . . . . . . .  48           AHL - Senior Vice-President, Administration

James H. Baum . . . . . . . . . . . . . . . . . . . . . . . . 47           AHL - Senior Vice-President, Group Department

Robert E. Poland . . . . . . . . . . . . . . . . . . . . . .  57           AHL - Senior Vice-President, Agency

Elizabeth A. Mahin . . . . . . . . . . . . . . . . . . . . .  38           AHL - Senior Vice-President and Chief Accounting Officer

Mike Pinkham . . . . . . . . . . . . . . . . . . . . . . . .  60           CUL - President and Chief Executive Officer

William J Thomas . . . . . . . . . . . . . . . . . . . . . .  54           AHL - Senior Vice-President, Credit Department

Curtiss S. Sheldon . . . . . . . . . . . . . . . . . . . . .  57           AHL - Senior Vice-President and Chief Actuary

Edward L. Baker . . . . . . . . . . . . . . . . . . . . . .   63           Director

A. Dano Davis . . . . . . . . . . . . . . . . . . . . . . .   53           Director

Robert D. Davis . . . . . . . . . . . . . . . . . . . . . .   67           Director

H. Corbin Day . . . . . . . . . . . . . . . . . . . . . . .   61           Director

Radford D. Lovett . . . . . . . . . . . . . . . . . . . . .   65           Director

W. Ashley Verlander . . . . . . . . . . . . . . . . . . . .   79           Director

         T. O'NEAL DOUGLAS' principal positions are those of: Chairman of the Board of Directors of the Company, a position he has held since April, 1994; Chief Executive Officer of the Company, a position he has held since February, 1990; Director of the Company, a position he has held since July, 1987; Director of AHL, a position he has held since January, 1984; Chief Executive Officer of AHL, a position he has held since February, 1990; and Chairman of AHL, a position he has held since April, 1994. From February, 1990 to April, 1996, he was President of the Company. From July, 1986 to April, 1994, he was President of AHL. Mr. Douglas is also a Director of PSS/World Medical Inc.

         CHRIS A. VERLANDER's principal positions are those of: Vice-chairman and Corporate Secretary of the Company and AHL, which he has held since August, 1997; Director of the Company, a position he has held since July, 1987; Director of AHL, which he has held since April, 1985. Prior to August, 1997, and since April, 1996 he was President and Chief Operating Officer. Prior to April, 1996, and since April, 1990, he was Executive Vice President of the Company. Prior to April, 1994, and since April, 1990, he was Executive Vice President of AHL.

         C. RICHARD MOREHEAD's principal positions are those of President and Chief Operating Officer of the Company and AHL, which he has held since August, 1997; Director of AHL, which he has held since July, 1990; and Director of the Company which he has held since July, 1998. Prior to August, 1997 and since April, 1994, he was Executive Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer of the Company and AHL. Prior to April, 1994 and since July, 1986, he was Senior Vice President and Chief Financial Officer of the Company and AHL.

         JOHN K. ANDERSON, JR.'S principal position is that of Executive Vice President and Chief Financial Officer of the Company and AHL, a position he has held since August, 1997. Prior to August, 1997 and since December, 1995 he was Director of the Cancer Insurance Division of AHL. Prior to December, 1995 and since September, 1993 he was Chief Executive Officer of E.G. Baldwin and Associates, Inc. in Cleveland, Ohio.

         DAVID A. BIRD'S principal position is that of Executive Vice President and Chief Marketing Officer of the Company and AHL, a position he has held since August, 1997. Prior to August, 1997 and since May, 1994 he was Senior Vice President, Agency of AHL. Prior to May, 1994 and since January, 1994 he was Vice President of AHL.

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

         ELIZABETH A. MAHIN'S principal positions are those of Senior Vice President and Chief Accounting Officer of AHL, which she has held since April, 1994, and Senior Vice President and Chief Accounting Officer of the Company, which she has held since April, 1998. Prior to April, 1994 and since August, 1990, she was Vice President and Controller of AHL.

         MIKE PINKHAM'S principal position is that of President, Chief Executive Officer and Director of CUL, which he has held since May, 1997. Prior to May, 1997 and since 1993 he was President, Chief Operating Officer, Chief Marketing Officer and Director of CUL. . William J Thomas' principal position is that of Senior Vice President of AHL, a position he has held since July, 1995. Prior to July, 1995 and since April, 1990, he was Vice President of AHL.

         CURTISS S. SHELDON'S principal position is that of Senior Vice President and Chief Actuary of AHL, which he has held since August, 1993.

         EDWARD L. BAKER has served as a Director since 1994. Mr. Baker has been Chairman of the Board of Florida Rock Industries, Inc., a construction products company since February, 1989. Mr. Baker is also a Director of FRP Properties, Inc. and Flowers Industries, Inc.

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

         H. CORBIN DAY has served as a Director since June, 1993 and has served on the board of AHL since 1989. Mr. Day has been Chairman of the Board of Jemison Investment Co., Inc., an investment banking firm since May, 1988. Mr. Day is also a Director of Blount International, Inc., a construction and manufacturing company, Hughes Supply, Inc. and Champion International Corporation.

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

                                          PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this report

        (1) Financial Statement - See "Index to Financial Statements and Schedules" on page 22, Part II of this report.

        (2) Schedules - See "Index to Financial Statements and Schedules" on page 22, Part II of this report.

        (3) Exhibits required by Item 601.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3(a)       --     Amended and Restated Articles of Incorporation of American
                  Heritage Life Investment Corporation effective May 5, 1998.
                  Incorporated by reference to Exhibit 3(I) of the Form 8-K, dated May 18, 1998 (File No. 1-7255).
 (b)       --     By-Laws of American Heritage Life Investment Corporation as
                  amended and restated, dated July 30, 1998. Incorporated by reference to Exhibit 3 of a Form 8-K, dated July 30, 1998
                  (File No. 1-7255).
4(a)       --     Common Stock Certificate of American Heritage Life Investment
                  Corporation. Incorporated by reference to Exhibit 4 of the
                  Form 10-K filed by Registrant for the period ended
                  December 31, 1994 (File No. 1-7255).
4(b)       --     Form of Indenture between the Company and The First National
                  Bank of Chicago, as Trustee. Incorporated by reference to
                  Exhibit 4(b) of the Registrant's Amendment No. 2 to Form S-3
                  dated June 23, 1997. (File No. 1-7255).
4(c)       --     Form of Preferred Security. Incorporated by reference to
                  Exhibit 4(c) of the Registrant's Amendment No. 1 to Form S-3
                  dated June 3, 1997. (File No. 1-7255).
 (d)       --     Form of Junior Subordinated Debenture. Incorporated by
                  reference to Exhibit 4(d) of the Registrant's Amendment No. 1
                  to Form S-3 dated June 3, 1997. (File No. 1-7255).
4(e)       --     Form of Guarantee Agreement with respect to Trust Preferred
                  Securities. Incorporated by reference to Exhibit 4(e) of the
                  Registrant's Amendment No. 1 to Form S-3 dated June 3, 1997.
                  (File No. 1-7255).
4(f)       --     Form of Purchase Contract Agreement, between the Company and
                  The First National Bank of Chicago as Purchase Contract Agent.
                  Incorporated by reference to Exhibit 4(f) of the Registrant's
                  Amendment No. 1 to Form S-3 dated June 3, 1997. (File No.
                  1-7255).
4(g)       --     Form of Pledge Agreement, among the Company, The Chase
                  Manhattan Bank, as Collateral Agent and The First National
                  Bank of Chicago, as Purchase Contract Agent. Incorporated by
                  reference to Exhibit 4(g) of the Registrant's Amendment No. 1
                  to Form S-3 dated June 3, 1997. (File No. 1-7255).
4(h)       --     Certificate of Trust of AHL Financing. Incorporated by
                  reference to Exhibit 4(h) of the Registrant's Form S-3 dated
                  March 28, 1997. (File No. 1-7255).
4(i)       --     Declaration of Trust of AHL Financing. Incorporated by
                  reference to Exhibit 4(I) of the Registrant's Form S-3 dated
                  March 28, 1997. (File No. 1-7255).
4(j)       --     Form of Supplemental Indenture to Indenture to be used in
                  connection with issuance of Junior Subordinated Debentures related to Income PRIDES. Incorporated by reference to Exhibit
                  4(j) of the Registrant's Amendment No. 2 to Form S-3 dated
                  June 23, 1997. (File No. 1-7255).

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
4(k)       --     Form of Amended and Restated Declaration of Trust of AHL
                  Financing. Incorporated by reference to Exhibit 4(k) of the
                  Registrant's Form S-3 dated March 28, 1997. (File No. 1-7255).
10(a)(1)   --     American Heritage Life Investment Corporation 1988 Stock
                  Option Plan, as Amended and Restated. Incorporated by
                  reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994 (File No. 1-7255).
   (a)(2)  --     American Heritage Life Investment Corporation 1980 Stock
                  Option Plan, as Amended and Restated. Incorporated by
                  reference to Exhibit 3(a) of the Form 10-K filed by Registrant for the period ended December 31, 1994 (File No. 1-7255).
   (a)(3)  --     American Heritage Life Investment Corporation 1996 Stock
                  Option Plan. Incorporated by reference to Exhibit II of
                  Registrant's Proxy Statement dated March 22, 1996. (File No.
                  1-7255).
10(b)(1)   --     American Heritage Life Investment Corporation Amended and
                  Restated Annual Incentive Plan. Incorporated by reference to
                  Exhibit 10(b)(1) of Form 10-K filed by Registrant for the
                  period ended December 31, 1995 (File No. 1-7255).
     (2)   --     American Heritage Life Investment Corporation Long-Term
                  Incentive Plan. Incorporated by reference to Exhibit I of
                  Registrant's Proxy Statement dated March 22, 1996 (File No.
                  1-7255).
10(c)(1)   --     Senior Corporate Officers Management Security Plan of American
                  Heritage Life Investment Corporation and Subsidiaries.
                  Incorporated by reference to Exhibit 10(c)(1) of Form 10-K filed by Registrant for the period ended December 31, 1993
                  (File No. 1-7255). Incorporated by reference to Exhibit
                  10(b)(1) of Form 10-K filed by Registrant for period ended
                  December 31, 1995 (File No. 1- 7255).
     (2)   --     Officers Management Security Plan of American Heritage Life
                  Investment Corporation and Subsidiaries. Incorporated by
                  reference to Exhibit 10(c)(2) of Form 10-K filed by Registrant for the period ended December 31, 1993 (File No. 1-7255).
10(d)      --     Loan agreement dated February 21, 1997 among and between
                  American Heritage Life Investment Corporation and Barnett Bank
                  N.A., SunTrust Bank of North Florida, N.A. and SouthTrust Bank
                  of Alabama, National Association and related documents.
                  Incorporated by reference to Exhibit 99(c) of Form 8-K dated
                  March 3, 1997 (File No. 1-7255).
16(a)      --     Letter dated July 28, 1997, from KPMG Peat Marwick LLP to
                  Securities and Exchange Commission. Incorporation by reference to Exhibit 16 of the Registrant's Form 8-K dated July 25,
                  1997, filed with the Commission on July 29, 1997.
16(b)      --     Letter dated August 28, 1997, from KPMG Peat Marwick LLP to
                  Securities and Exchange Commission. Incorporation by reference to Exhibit 16(b) of the Registrant's Form 8-K/A dated July 25,
                  1997, filed with the Commission on August 29, 1997.
21         --     Significant Subsidiaries of the Registrant.
27         --     Financial Data Schedule (for SEC purposes only)

      (b)         Reports on Form 8-K

           No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN HERITAGE LIFE INVESTMENT CORPORATION

March 29, 1999               By:         /s/ T. O'NEAL DOUGLAS
                                --------------------------------------------
                                             T. O'Neal Douglas
                                               Its Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                                    Title                         Date
      ----------                                    -----                         ----
 /s/ T. O'NEAL DOUGLAS                      Chairman and Director                March 29, 1999
--------------------------------            (Principal Executive Officer)
           T. O'Neal Douglas

/s/ CHRIS A. VERLANDER
--------------------------------            Vice Chairman, Director              March 29, 1999
           Chris A. Verlander

 /s/ C. RICHARD MOREHEAD                    President, Chief Operating           March 29, 1999
--------------------------------            Officer and Director
          C. Richard Morehead

 /s/ JOHN K. ANDERSON, JR                   Executive Vice President and         March 29, 1999
--------------------------------            Treasurer (Principal Financial
           John K. Anderson,Jr              Officer)


 /s/ ELIZABETH A. MAHIN                     Senior Vice President and Chief      March 29, 1999
--------------------------------            Accounting Officer (Principal
           Elizabeth A Mahin                Accounting Officer)


 /s/ EDWARD L. BAKER                        Director                             March 29, 1999
--------------------------------
           Edward L. Baker

 /s/ A. DANO DAVIS                          Director                             March 29, 1999
--------------------------------
             A. Dano Davis

 /s/ ROBERT D. DAVIS                        Director                             March 29, 1999
--------------------------------
             Robert D. Davis

 /s/ H. CORBIN DAY                          Director                             March 29, 1999
--------------------------------
             H. Corbin Day

 /s/ RADFORD D. LOVETT                      Director                             March 29, 1999
--------------------------------
            Radford D. Lovett

 /s/ W.A. VERLANDER                         Director                             March 29, 1999
--------------------------------
            W. A. Verlander