Form 10-Q
period 1999-03-31
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1999-05-14
CIK 5172

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended March 31, 1999 Commission File Number 1-7255




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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____



          Number of registrant's shares of common stock outstanding at
                                 April 30, 1999
                                   27,904,617

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                      MARCH 31, 1999    DECEMBER 31, 1998
                                                                      --------------    -----------------
(Amounts in thousands, except share and per share amounts)
ASSETS
Investments:
       Debt securities, available-for-sale, at fair value
         (cost of $950,271 in 1999 and $945,675 in 1998)               $   969,584           984,333
       Equity securities, available-for-sale, at fair value
         (cost of $20,621 in 1999 and $21,473 in 1998)                      33,568            35,795
       Mortgage loans on real estate                                        88,159            88,922
       Investment real estate, at cost                                         570               532
       Policy loans                                                        456,783           481,970
       Short-term investments                                                6,743             6,420
                                                                       -----------       -----------

         Total investments                                               1,555,407         1,597,972
                                                                       -----------       -----------

Cash                                                                        21,902            10,351
Agents' balances and prepaid commissions                                    33,303            33,337
Premiums receivable                                                         43,246            44,091
Accrued investment income                                                   38,175            33,889
Deferred acquisition costs and cost of business acquired                   249,245           240,554
Property and equipment, at cost, less accumulated depreciation              38,302            36,345
Reinsurance receivables                                                      9,179            11,210
Other assets                                                                51,591            47,938
                                                                       -----------       -----------

       Total assets                                                    $ 2,040,350         2,055,687
                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
       Future policy benefits                                          $   320,147           315,866
       Policyholders' account balances                                   1,088,024         1,097,066
       Unearned premiums                                                    43,184            45,054
       Policy and contract claims                                           63,613            65,057
                                                                       -----------       -----------

         Total policy benefits                                           1,514,968         1,523,043
Notes payable to banks                                                      53,621            63,571
Deferred income taxes                                                       42,754            47,855
Other liabilities                                                           49,049            39,660
                                                                       -----------       -----------

       Total liabilities                                                 1,660,392         1,674,129
                                                                       -----------       -----------

AHLIC - obligated mandatorily redeemable preferred securities of
  subsidiaries holding solely subordinated debentures of AHLIC             103,500           103,500
                                                                       -----------       -----------

Stockholders' equity:
       Common stock of $1 par value.  Authorized 75,000,000
         shares; Issued 28,178,287 in 1999 and 28,138,886 in 1998           28,178            28,139
       Additional paid-in-capital                                           43,082            42,161
       Retained earnings                                                   202,004           194,854
       Yield enhancement, contract and issuance costs of
         mandatorily redeemable preferred securities                        (9,561)           (9,561)
       Net unrealized investment gains                                      16,795            26,514
                                                                       -----------       -----------
                                                                           280,498           282,107
       Less cost of 272,080 in 1999 and 272,715 in 1998 common
         shares in treasury                                                  4,040             4,049
                                                                       -----------       -----------

           Total stockholders' equity                                      276,458           278,058
                                                                       -----------       -----------

           Total liabilities and stockholders' equity                  $ 2,040,350         2,055,687
                                                                       ===========       ===========

See accompanying notes to consolidated financial statements.

             AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                  Consolidated Statements of Earnings
                              (Unaudited)

                                                                             FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                        --------------------------------
                                                                           1999                   1998
                                                                           ----                   ----
(Amounts in thousands, except share and per share amounts)
Income:
      Insurance revenues                                              $    76,650                 71,530
      Net investment income                                                28,322                 27,144
      Other income                                                            577                    620
      Realized investment gains, net                                          153                    112
                                                                      -----------            -----------

          Total income                                                    105,702                 99,406
                                                                      -----------            -----------

Benefits, claims and expenses:
      Benefits and claims                                                  48,422                 44,057
      Underwriting, acquisition and insurance expenses:
          Taxes, commissions and general expenses                          29,416                 30,184
          Amortization of deferred acquisition costs and
            cost of business acquired                                       9,527                  9,058
      Other operating expenses                                              3,153                  3,146
                                                                      -----------            -----------

          Total benefits, claims and expenses                              90,518                 86,445
                                                                      -----------            -----------

          Earnings before income taxes                                     15,184                 12,961

Income tax expense                                                          5,080                  4,287
                                                                      -----------            -----------

          Net earnings                                                $    10,104                  8,674
                                                                      ===========            ===========

          Net earnings per share of common stock - basic              $      0.37                   0.32
                                                                      ===========            ===========
                                                 - diluted            $      0.35                   0.31
                                                                      ===========            ===========

Dividends declared per share                                          $     0.105                  0.105
                                                                      ===========            ===========

Average number of shares outstanding - basic                           27,597,701             27,517,831
                                                                      ===========            ===========
                                     - diluted                         28,894,424             28,045,473
                                                                      ===========            ===========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                 Consolidated Statements of Stockholders' Equity
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                               1999              1998
                                                                               ----              ----
(Amounts in thousands, except share and per share amounts)
Common stock:
      Balance at beginning of period                                         $  28,139          14,021
      Par value of shares issued pursuant to stock split                             -          14,056
      Other shares issued, net                                                      39              39
                                                                             ---------       ---------

      Balance at end of period                                                  28,178          28,116
                                                                             ---------       ---------

Additional paid-in-capital:
      Balance at beginning of period                                            42,161          42,528
      Excess over par value on shares issued                                       921             629
      Additions(deductions) related to exercise of stock options                     -            (603)
                                                                             ---------       ---------

      Balance at end of period                                                  43,082          42,554
                                                                             ---------       ---------

Retained earnings:
      Balance at beginning of period                                           194,854         183,852
      Add: net earnings                                                         10,104           8,674
                                                                             ---------       ---------
                                                                               204,958         192,526
      Par value of shares issued pursuant to stock split                             -         (14,056)
      Deduct: cash dividends declared on common stock -
        $.105 per share in 1999 and 1998                                        (2,954)         (2,909)
                                                                             ---------       ---------

      Balance at end of period                                                 202,004         175,561
                                                                             ---------       ---------

Yield enhancement, contract and issuance costs of
      mandatorily redeemable preferred securities at the
      beginning and end of the period                                           (9,561)         (9,561)
                                                                             ---------       ---------

Accumulated other comprehensive income: Net unrealized investment gains
(losses):
      Balance at beginning of period                                            26,514          25,612
      Change during the period                                                  (9,719)          1,777
                                                                             ---------       ---------

      Balance at end of period                                                  16,795          27,389
                                                                             ---------       ---------

Treasury stock:
      Balance at beginning of period                                             4,049           4,229
      Add: treasury shares purchased (2,001 in 1998)                                 -              36
      Less: treasury shares issued/surrendered (15,668 shares
        in 1999 and 15,270 shares in 1998)                                          (9)           (226)
                                                                             ---------       ---------

      Balance at end of period                                                   4,040           4,039
                                                                             ---------       ---------

          Total stockholders' equity                                         $ 276,458         260,020
                                                                             =========       =========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                       1999             1998
                                                                       ----             ----
(Amounts in thousands)
Operating activities:
      Net earnings                                                   $ 10,104            8,674
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Change in agents' balance and prepaid commissions                34            3,101
          Change in premiums receivable                                   844           (2,136)
          Change in accrued investment income                          (4,286)          (5,247)
          Change in reinsurance receivables                             2,031             (490)
          Amortization of deferred acquisition costs and cost
            of business acquired                                        9,527            9,058
          Acquisition costs deferred                                  (13,329)         (11,981)
          Change in future policy benefits                              4,281            3,693
          Change in policyholders' account balances                    (9,042)           9,499
          Change in unearned premiums                                  (1,870)          (7,300)
          Change in policy and contract claims                         (1,443)           1,412
          Change in income taxes                                        4,202            3,044
          Provision for depreciation and amortization                   1,159              626
          Change in unearned investment income                            (94)            (111)
          Other, net                                                   (8,622)          (1,715)
                                                                     --------         --------

          Net cash provided (used) by operating activities             (6,504)          10,127
                                                                     --------         --------

Investing activities:
      Sales of debt securities                                          8,356              351
      Maturities of debt securities                                    31,061           19,905
      Sales (purchases) of short-term investments, net                   (324)          25,200
      Sales of equity securities                                          545              195
      Maturities of mortgage loans on real estate                       1,648              684
      Policy loans paid                                                35,497            7,050
      Purchases of debt securities                                    (43,801)         (44,039)
      Origination of mortgage loans on real estate                       (882)          (8,570)
      Policy loans made                                               (10,309)         (10,026)
      Purchases and additions of property and equipment and                --               --
          investment real estate                                       (2,890)          (1,020)
      Other, net                                                       11,027           (1,424)
                                                                     --------         --------

          Net cash provided (used) by investing activities             29,928          (11,694)
                                                                     --------         --------

Financing activities:
      Change in notes payable to banks, net                            (9,950)           5,220
      Dividends to stockholders                                        (2,955)          (2,909)
      Other, net                                                        1,032              511
                                                                     --------         --------

          Net cash provided (used) by financing activities            (11,873)           2,822
                                                                     --------         --------

Increase (decrease) in cash                                            11,551            1,255
Cash, beginning of period                                              10,351           23,261
                                                                     --------         --------

Cash, end of period                                                  $ 21,902           24,516
                                                                     ========         ========

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)



(1) In the opinion of management, the accompanying consolidated financial statements, which are unaudited, include all adjustments necessary to present fairly the consolidated results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, schedules and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

(4) Current accrued income taxes were included in other liabilities in the amount of $3,593,000 at March 31, 1999 and $400,000 at December 31, 1998, in the accompanying consolidated balance sheets.

(5) Segment information for the three months ended March 31, 1999 (amounts in thousands):


                                            Total income         Pre-tax Operating Earnings
                                            ------------         --------------------------
            Ordinary                         $   76,861                    $ 13,053
            Group                                12,686                       1,999
            Credit                               16,021                       1,723
            Other                                   424                      (2,375)
            Realized investment gains               153                           -
            Intercompany eliminations              (443)                        630
                                             ----------                    --------
                    Total income             $  105,702                    $ 15,030
                                             ----------                    --------


      Industry segment assets at March 31, 1999 and 1998 were consistent with the amounts reported in the Industry Segment Information disclosure made in the 1998 Annual Report to Shareholders.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED MARCH 31, 1999 COMPARED TO
                          PERIODS ENDED MARCH 31, 1998


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

Insurance revenues pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the three months ended March 31, 1999 were $76.7 million, an increase of 7.2% from the $71.5 million for the same period in 1998. This increase was due primarily to an increase in interest-sensitive policy charges, cancer, individual accident and health and group insurance revenues, partially offset by a decrease in credit insurance revenues.

Because increasing amounts of the ordinary life business are interest-sensitive, the group business being sold predominately on a self-funded or split-funded basis and the credit business being written on a reinsured or an administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is important to evaluate insurance revenues including premium equivalents. Including premium equivalents of $88.8 million and $72.8 million for the three months ended March 31, 1999 and 1998, respectively, insurance revenues, including premium equivalents, were $165.5 million and $144.3 million, respectively, up 14.7% in 1999. Ordinary insurance revenues including premium equivalents were up due in part to an increase in individual accident and health, cancer, group revenues and annuity revenues and premium equivalents. The increase was partially offset by a decrease in credit insurance revenues and premium equivalents which were down due primarily to a decrease in credit reinsurance and administrative services only business.

For the three months ended March 31, 1999, net investment income was $28.3 million, an increase of 4.3% over the $27.1 million reported for the same period in 1998. This increase in net investment income for the three months ended March 31, 1999 compared to the same period in 1998 was due primarily to an increase in invested assets. The increases were partially offset by a decrease in Management Security Plan (MSP) policy loan interest due to a decrease in the average rate charged (6.89% in 1999 versus 7.56% in 1998) on decreased policy loan balances (see page 8 for discussion regarding MSP loans.)

The effective yield on invested assets for the three months ended March 31, 1999 was 7.23% compared to 7.34% for the same period in 1998. Excluding MSP policy loans, the effective yield was 7.34% for the three months ended March 31, 1999 and 7.27% for the same period in 1998.

Benefits and claims were $48.4 million for the three months ended March 31, 1999, up 9.9% from the $44.1 million for the same period in 1998. The increase for the three months ended March 31, 1999 versus 1998 was due primarily to growth in insurance business and slightly increased morbidity expenses.

Taxes, commissions, and general expenses aggregated $29.4 million for the first three months of 1999 versus $30.2 million for the first three months of 1998, or a decrease of 2.6%. The decrease was a result of a decrease in credit earned commissions due to decreased insurance revenues, partially offset by increases in general insurance expenses, due primarily to increases in expenses associated with new production, regional expansion and technology.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED MARCH 31, 1999 COMPARED TO
                          PERIODS ENDED MARCH 31, 1998


RESULTS OF OPERATIONS (CONTINUED)


Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing traditional ordinary insurance products are deferred and amortized over the premium-paying period of the related policies. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of: (1) the amortization of costs for policies which remain in force; (2) the write-off of unamortized costs related to policies which are terminated; and (3) the amortization of the cost of business acquired. For the three months ended March 31, 1999, the amortization of deferred acquisition costs was $9.5 million compared to $9.1 million for the comparable period in 1998, or an increase of 5.2%. This increase in amortization expense was primarily due to increased amortization from the growth of business in force.

For the three months ended March 31, 1999, other operating expenses were $3.2 million compared to $3.1 million for the same period in 1998, an increase of
 .3%, primarily due to an increase in interest expense.

Income taxes increased 18.5% for the three months ended March 31, 1999 from the same period in 1998, primarily as a result of an increase in net earnings and a higher effective tax rate. For the three months ended March 31, 1999 and 1998, the effective tax rate was 33.5% and 33.1%, respectively.

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

The decrease in net cash provided by operating activities for the three months ended March 31, 1999, compared to the same period in 1998, was due primarily to a decrease in policyholder account balances as a result of funding surrenders of certain ordinary life policies in 1999.

The increase in net cash provided by investing activities for the three months ended March 31, 1999 versus the same period in 1998 was due primarily to an increase in policy loans paid as a result of surrenders of certain ordinary life policies during the first quarter of 1999.

The increase in net cash used by financing activities for the three months ended March 31, 1999, compared to the same period in 1998, was due to the net payoff of $10.0 million of debt in the first quarter of 1999 versus a net increase in debt of $5.2 million in the first quarter of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED MARCH 31, 1999 COMPARED TO
                           PERIOD ENDED MARCH 31, 1998


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

At March 31, 1999, the fair value of the Company's debt and equity security portfolio aggregated $1,003.2 million compared with an amortized cost of $970.9 million, or an unrealized gain of $32.3 million. At December 31, 1998, the fair value of the portfolio aggregated $1,020.1 million compared with an amortized cost of $967.1 million, or an unrealized gain of $53.0 million. This change in the unrealized gain was primarily due to changes in market conditions. With respect to the Company's exposure to market risks, see management's comments in the 1998 Form 10-K.

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at March 31, 1999 aggregated $51.6 million with a market value of $49.8 million. At market value, these investments represented 2.4% of total assets, or 3.2% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The decrease in bank debt at March 31, 1999, compared to the amount at December 31, 1998, reflected the payoff of debt in January, 1999. At March 31, 1999, the debt to total capital (excluding unrealized investment gains) ratio was 12.9%.

Year 2000:

The Company has in place a Year 2000 compliance plan which includes updates and revisions to existing software, as well as the installation of new or replacement software. The Company's Year 2000 compliance plan began with a detailed assessment of systems starting in the fall of 1996. It followed with a disciplined plan of remediation, replacement and upgrading that will result in Year 2000 compliant software being in place in substantially all areas of the business enterprise by the end of the second quarter of 1999, and full Year 2000 compliance well before the end of the year. Included in the plan are several system projects not specifically undertaken to remediate Year 2000 compliance issues, but which, as a result, will ensure Year 2000 compliance in those areas. As of the end of the first quarter of 1999, the Company has installed or upgraded Year 2000 compliant systems supporting approximately 90% of the Company's business.

The plan also called for a complete and ongoing assessment of the status and progress of customers, vendors and corporate service partners in achieving Year 2000 compliance. For the most part, failure of any one or a group of customers or vendors to be Year 2000 compliant will have little or no effect on the ability of the Company to process business and serve its customers. In the unlikely event the Company fails to complete those portions of its Year 2000 compliance plan not already substantially done, its ability to electronically adjudicate claims would be negatively impacted. However, the Company has in place a proven manual claims adjudication systems that would be utilized in such an unlikely event, and the incremental cost incurred would not be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED MARCH 31, 1999 COMPARED TO
                          PERIODS ENDED MARCH 31, 1998


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The direct and indirect cost of achieving Year 2000 compliance, including all remediation, replacement and upgrading of non-compliant systems over the three years preceding the turn of the century is expected to be approximately $8.3 million. Most of such cost will be capitalized and amortized over the reasonable useful lives of the new software systems put in place, as they relate primarily to upgrading or replacing systems for business reasons other than Year 2000 remediation. Costs expensed in 1997, 1998 and 1999 are immaterial to the overall financial statements of the Company.

The foregoing discussion contains forward-looking statements together with related data and projections about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then current expectations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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


                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)



Date       May 13, 1999           /s/ Elizabeth A. Mahin
           ------------           ----------------------------------------------
                                  Elizabeth A. Mahin
                                  Senior Vice President and Chief
                                  Accounting Officer
                                  (Principal Accounting Officer)




Date       May 13, 1999           /s/ John K. Anderson, Jr.
           ------------           ----------------------------------------------
                                  John K. Anderson, Jr.
                                  Executive Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial Officer)