Form 10-Q
period 1999-06-30
AMERICAN HERITAGE LIFE INVESTMENT CORP
filed 1999-08-12
CIK 5172

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1999
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


          Number of registrant's shares of common stock outstanding at
                                  July 31, 1999
                                   27,904,617

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                        JUNE 30, 1999       DECEMBER 31, 1998
                                                                        -------------       -----------------
(Amounts in thousands, except share and per share amounts)
ASSETS
Investments:
      Debt securities, available-for-sale, at fair value
        (cost of $979,667 in 1999 and $945,675 in 1998)                   $   971,057              984,333
      Equity securities, available-for-sale, at fair value
        (cost of $20,515 in 1999 and $21,473 in 1998)                          29,542               35,795
      Mortgage loans on real estate                                            92,173               88,922
      Investment real estate, at cost                                             588                  532
      Policy loans                                                            467,322              481,970
      Short-term investments                                                    4,377                6,420
                                                                          -----------           ----------

        Total investments                                                   1,565,059            1,597,972
                                                                          -----------           ----------

Cash                                                                           20,668               10,351
Agents' balances and prepaid commissions                                       32,758               33,337
Premiums receivable                                                            43,701               44,091
Accrued investment income                                                      37,604               33,889
Deferred acquisition costs and cost of business acquired                      259,330              240,554
Property and equipment, at cost, less accumulated depreciation                 40,384               36,345
Reinsurance receivables                                                        11,950               11,210
Other assets                                                                   54,236               47,938
                                                                          -----------           ----------

      Total assets                                                        $ 2,065,690            2,055,687
                                                                          ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
      Future policy benefits                                              $   325,018              315,866
      Policyholders' account balances                                       1,132,306            1,097,066
      Unearned premiums                                                        42,442               45,054
      Policy and contract claims                                               61,061               65,057
                                                                          -----------           ----------

        Total policy benefits                                               1,560,827            1,523,043
Notes payable to banks                                                         60,346               63,571
Deferred income taxes                                                          34,314               47,855
Other liabilities                                                              39,345               39,660
                                                                          -----------           ----------

      Total liabilities                                                     1,694,832            1,674,129
                                                                          -----------           ----------

AHLIC - obligated mandatorily redeemable preferred securities of
  subsidiaries holding solely subordinated debentures of AHLIC                103,500              103,500
                                                                          -----------           ----------

Stockholders' equity:
      Common stock of $1 par value.  Authorized 75,000,000
        shares; Issued 28,178,297 in 1999 and 28,138,886 in 1998               28,178               28,139
      Additional paid-in-capital                                               43,082               42,161
      Retained earnings                                                       209,387              194,854
      Yield enhancement, contract and issuance costs of
        mandatorily redeemable preferred securities                            (9,561)              (9,561)
      Net unrealized investment gains                                             336               26,514
                                                                          -----------           ----------
                                                                              271,422              282,107
      Less cost of 273,680 in 1999 and 272,715 in 1998 common
        shares in treasury                                                      4,064                4,049
                                                                          -----------           ----------

          Total stockholders' equity                                          267,358              278,058
                                                                          -----------           ----------

          Total liabilities and stockholders' equity                      $ 2,065,690            2,055,687
                                                                          ===========           ==========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                     FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                                             JUNE 30,                             JUNE 30,
                                                                  -----------------------------        -----------------------------
                                                                      1999              1998               1999              1998
                                                                  -----------        ----------        -----------        ----------
(Amounts in thousands, except share and per share amounts)
Income:
      Insurance revenues                                          $   154,543           149,889        $    77,892            78,360
      Net investment income                                            57,243            54,354             28,921            27,210
      Other income                                                      1,408             1,194                831               573
      Realized investment gains, net                                      225               181                 72                69
                                                                  -----------        ----------        -----------        ----------

          Total income                                                213,419           205,618            107,716           106,212
                                                                  -----------        ----------        -----------        ----------

Benefits, claims and expenses:
      Benefits and claims                                              97,230            92,302             48,808            48,245
      Underwriting, acquisition and insurance expenses:
          Taxes, commissions and general expenses                      60,058            61,332             30,642            31,148
          Amortization of deferred acquisition costs and
            cost of business acquired                                  18,773            18,922              9,246             9,864
      Other operating expenses                                          6,486             6,305              3,332             3,159
                                                                  -----------        ----------        -----------        ----------

          Total benefits, claims and expenses                         182,547           178,861             92,028            92,416
                                                                  -----------        ----------        -----------        ----------

          Earnings before income taxes                                 30,872            26,757             15,688            13,796

Income tax expense                                                     10,340             8,921              5,260             4,634
                                                                  -----------        ----------        -----------        ----------

          Net earnings                                            $    20,532            17,836        $    10,428             9,162
                                                                  ===========        ==========        ===========        ==========

          Net earnings per share of common stock - basic          $      0.74              0.65        $      0.38              0.33
                                                                  ===========        ==========        ===========        ==========
                                                 - diluted        $      0.71              0.63        $      0.36              0.32
                                                                  ===========        ==========        ===========        ==========

Dividends declared per share                                      $     0.215             0.210        $     0.110             0.105
                                                                  ===========        ==========        ===========        ==========

Average number of shares outstanding - basic                       27,597,914        27,547,632         27,598,234        27,577,433
                                                                  ===========        ==========        ===========        ==========
                                     - diluted                     28,899,504        28,325,402         28,907,124        28,615,378
                                                                  ===========        ==========        ===========        ==========

See accompanying notes to consolidated financial statements.

               AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (Unaudited)

                                                                                   1999             1998
                                                                                ---------         --------
(Amounts in thousands, except share and per share amounts)
Common stock:
     Balance at beginning of period                                             $  28,139           14,021
     Par value of shares issued pursuant to stock split                                --           14,056
     Other shares issued, net                                                          39               63
                                                                                ---------         --------

     Balance at end of period                                                      28,178           28,140
                                                                                ---------         --------

Additional paid-in-capital:
     Balance at beginning of period                                                42,161           42,528
     Excess over par value on shares issued                                           921              628
     Additions (deductions) related to exercise of stock options                        --             (982)
                                                                                ---------         --------

     Balance at end of period                                                      43,082           42,174
                                                                                ---------         --------

Retained earnings:
     Balance at beginning of period                                               194,854          183,852
     Add: net earnings                                                             20,532           17,836
                                                                                ---------         --------
                                                                                  215,386          201,688
     Par value of shares issued pursuant to stock split                                --          (14,056)
     Cash in lieu of fractional shares related to stock split                          --               (2)
     Deduct: cash dividends declared on common stock -
       $.215 per share in 1999 and $.21 1998                                       (5,999)          (5,833)
                                                                                ---------         --------

     Balance at end of period                                                     209,387          181,797
                                                                                ---------         --------

Yield enhancement, contract and issuance costs of
     mandatorily redeemable preferred securities at the
     beginning and end of the period                                               (9,561)          (9,561)
                                                                                ---------         --------

Accumulated other comprehensive income:
Net unrealized investment gains (losses):
     Balance at beginning of period                                                26,514           25,613
     Change during the period                                                     (26,178)           5,523
                                                                                ---------         --------

     Balance at end of period                                                         336           31,136
                                                                                ---------         --------

Treasury stock:
     Balance at beginning of period                                                 4,049            4,229
     Add: treasury shares purchased (1,600 in 1999 and 3,207 in 1998)                  24               54
     Less: treasury shares issued/surrendered (635 shares
       in 1999 and 15,270 shares in 1998)                                              (9)            (226)
                                                                                ---------         --------

     Balance at end of period                                                       4,064            4,057
                                                                                ---------         --------

         Total stockholders' equity                                             $ 267,358          269,629
                                                                                =========         ========

See accompanying notes to consolidated financial statements.

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                      1999            1998
                                                                   ---------         -------
(Amounts in thousands)
Operating activities:
     Net earnings                                                  $  20,532          17,836
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Change in agents' balance and prepaid commissions                579           2,743
        Change in premiums receivable                                    390          (3,962)
        Change in accrued investment income                           (3,715)         (2,602)
        Change in reinsurance receivables                               (740)         (1,106)
        Amortization of deferred acquisition costs and cost
          of business acquired                                        18,773          18,922
        Acquisition costs deferred                                   (27,183)        (25,069)
        Change in future policy benefits                               9,152           7,324
        Change in policyholders' account balances                     35,240          17,805
        Change in unearned premiums                                   (2,612)         (7,424)
        Change in policy and contract claims                          (3,996)          2,636
        Change in income taxes                                         2,391           1,710
        Provision for depreciation and amortization                    4,531           1,518
        Change in unearned investment income                            (161)           (171)
        Change in commissions, general expenses
          and taxes due and accrued                                   (4,687)           (699)
        Other, net                                                    (6,291)         (4,761)
                                                                   ---------         -------

        Net cash provided by operating activities                     42,203          24,700
                                                                   ---------         -------

Investing activities:
     Sales of debt securities                                         13,499           4,853
     Maturities of debt securities                                    57,990          57,531
     Sales (purchases) of short-term investments, net                  2,042          29,257
     Sales of equity securities                                        3,914             661
     Maturities of mortgage loans on real estate                       4,318           1,626
     Acquisitions, net of cash acquired                                   --           1,789
     Policy loans paid                                                40,643          12,437
     Purchases of debt securities                                   (105,087)        (71,826)
     Purchases of equity securities                                   (6,134)             --
     Origination of mortgage loans on real estate                     (7,562)        (11,715)
     Policy loans made                                               (25,995)        (24,422)
     Purchases and additions of property and equipment and
        investment real estate                                        (5,459)         (2,533)
     Other, net                                                        4,014          (8,801)
                                                                   ---------         -------

        Net cash used by investing activities                        (23,817)        (11,143)
                                                                   ---------         -------

Financing activities:
     Change in notes payable to banks, net                            (3,225)         11,085
     Dividends to stockholders                                        (5,999)         (5,833)
     Other, net                                                        1,155              11
                                                                   ---------         -------

        Net cash provided (used) by financing activities              (8,069)          5,263
                                                                   ---------         -------

Increase (decrease) in cash                                           10,317          18,820
Cash, beginning of period                                             10,351          23,261
                                                                   ---------         -------

Cash, end of period                                                $  20,668          42,081
                                                                   =========         =======

                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)



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

(4) Current accrued income taxes were included in other liabilities in the amount of $315,000 at June 30, 1999 and $400,000 at December 31, 1998,
         in the accompanying consolidated balance sheets.

(5) Segment information for the six months ended June 30, 1999 (amounts in thousands) :

                                           Total income    Pre-tax Operating Earnings
                                           ------------    --------------------------
            Ordinary                        $  153,286           $ 26,956
            Group                               25,814              3,506
            Credit                              34,100              3,626
            Other                                  980             (4,702)
            Realized investment gains              225                  -
            Intercompany eliminations             (986)             1,261
                                            ----------           --------
                    Total income            $  213,419           $ 30,647
                                            ----------           --------

         Industry segment assets at June 30, 1999 and 1998 were consistent with the amounts reported in the Industry Segment Information disclosure made in the 1998 Annual Report to Shareholders.

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

(7) Subsequent to June 30, 1999, the Company announced that it had signed an agreement to merge into a subsidiary of The Allstate Corporation. Under the merger agreement, American Heritage Life shareholders will receive $32.25 for each American Heritage Life share, receivable in Allstate shares or upon election by shareholders, in cash, subject to proration as may be necessary to preserve the tax free nature of the transaction. The transaction is subject to approval by the shareholders of American Heritage Life and requisite regulatory authorities and other customary conditions and is expected to be completed before the end of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED JUNE 30, 1999 COMPARED TO
                           PERIODS ENDED JUNE 30, 1998


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

Insurance revenues pursuant to generally accepted accounting principles (GAAP) include only the mortality, expense, and surrender charges for interest-sensitive products. Insurance revenues do not include group and credit premium equivalents and cash deposits from interest-sensitive products. Insurance revenues for the six months ended June 30, 1999 were $154.5 million, an increase of 3.1% from the $149.9 million for the same period in 1998. For the three months ended June 30, 1999, insurance revenues were $77.9 million versus $78.4 million for the same period in 1998, a decrease of .6%. The increase for the six months was due primarily to an increase in cancer, individual accident and health and group accident and health insurance revenues, partially offset by a decrease in credit insurance revenues. The decrease for the second quarter of 1999 was due to a decrease in group life and credit insurance revenues and a slight decrease in interest-sensitive policy charges.

Because increasing amounts of the ordinary life business are interest-sensitive, the group business being sold predominately on a self-funded or split-funded basis and the credit business being written on a reinsured or an administrative services only basis, in which only the fees charged are included in insurance revenues for GAAP purposes, it is important to evaluate insurance revenues including premium equivalents. Including premium equivalents of $202.0 million and $159.3 million for the six months ended June 30, 1999 and 1998, respectively, insurance revenues, including premium equivalents, were $356.5 million and $309.2 million, respectively, up 15.3% in 1999. For the three months ended June 30, 1999 and 1998, insurance revenues, including premium equivalents of $113.2 million and $86.5 million, respectively, were $191.0 million and $164.9 million, respectively, up 15.9% in 1999. Ordinary insurance revenues including premium equivalents were up due in part to an increase in individual accident and health, cancer, group revenues and annuity revenues and premium equivalents. The increase was partially offset by a decrease in credit insurance revenues and premium equivalents which were down due primarily to a decrease in credit reinsurance and administrative services only business.

For the six months ended June 30, 1999, net investment income was $57.2 million, an increase of 5.3% over the $54.4 million reported for the same period in 1998. Net investment income for the three months ended June 30, 1999 was $28.9 million compared to $27.2 million for the three months ended June 30, 1998, an increase of 6.3%. These increases in net investment income for the six months and three months ended June 30, 1999 compared to the same periods in 1998 were due primarily to an increase in invested assets. These increases were partially offset by a decrease in Management Security Plan (MSP) policy loan interest due to a decrease in the average rate charged (6.92% in 1999 versus 7.42% in 1998) on decreased policy loan balances (see page 8 for discussion regarding MSP loans.)

The effective yield on invested assets for the six months ended June 30, 1999 was 7.30% compared to 7.29% for the same period in 1998. Excluding MSP policy loans, the effective yield was 7.37% for the six months ended June 30, 1999 and 7.24% for the same period in 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED JUNE 30, 1999 COMPARED TO
                           PERIODS ENDED JUNE 30, 1998


RESULTS OF OPERATIONS (CONTINUED)

Benefits and claims were $97.2 million for the six months ended June 30, 1999, up 5.3% from the $92.3 million for the same period in 1998. For the three months ended June 30, 1999, benefits and claims totaled $48.8 million compared to $48.2 million for the same period in 1998, or an increase of 1.2%. These increases for the six months and three months ended June 30, 1999 versus 1998 were due primarily to growth in insurance business and slightly increased morbidity expenses.

Taxes, commissions, and general expenses aggregated $60.1 million for the first six months of 1999 versus $61.3 million for the first six months of 1998, or a decrease of 2.1%. For the three months ended June 30, 1999 and 1998, taxes, commissions and general expenses were $30.6 million and $31.1 million, respectively, or an decrease of 1.6%. The decreases were a result of a decrease in credit earned commissions due to decreased insurance revenues, partially offset by increases in general insurance expenses, due primarily to increases in expenses associated with new production, regional expansion and technology.

Pursuant to GAAP, the initial costs directly associated with selling, underwriting, and processing traditional ordinary insurance products are deferred and amortized over the premium-paying period of the related policies. For interest-sensitive products, these costs are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. These costs increase as the amount of sales and insurance in force increase. The charge to earnings for acquisition costs of ordinary insurance is comprised of: (1) the amortization of costs for policies which remain in force; (2) the write-off of unamortized costs related to policies which are terminated; and (3) the amortization of the cost of business acquired. For the six months ended June 30, 1999, the amortization of deferred acquisition costs was $18.8 million compared to $18.9 million for the comparable period in 1998, or a decrease of .8%.

For the six months ended June 30, 1999, other operating expenses were $6.5 million compared to $6.3 million for the same period in 1998, an increase of 2.9%. For the three months ended June 30, 1999, other operating expenses were $3.3 million compared to $3.2 million for the same period in 1998, or an increase of 5.5%. These increases were primarily due to an increase in interest expense.

Income taxes increased 15.9% for the six months ended June 30, 1999 from the same period in 1998, primarily as a result of an increase in net earnings and a slightly higher effective tax rate. For the six months ended June 30, 1999 and 1998, the effective tax rate was 33.5% and 33.3%, respectively.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED JUNE 30, 1999 COMPARED TO
                           PERIOD ENDED JUNE 30, 1998


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The increase in net cash provided by operating activities for the six months ended June 30, 1999, compared to the same period in 1998, was due primarily to a increase in policyholder account balances as a result of growth in business in force.

The increase in net cash used by investing activities for the six months ended June 30, 1999 versus the same period in 1998 was due primarily to an increase in investment purchases.

The increase in net cash used by financing activities for the six months ended June 30, 1999, compared to the same period in 1998, was due to the net payoff of $3.2 million of debt in the first six months of 1999 versus a net increase in debt of $11.1 million in the first six months of 1998.

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

At June 30, 1999, the fair value of the Company's debt and equity security portfolio aggregated $1,000.6 million compared with an amortized cost of $1,000.2 million, or an unrealized gain of $.4 million. At December 31, 1998, the fair value of the portfolio aggregated $1,020.1 million compared with an amortized cost of $967.1 million, or an unrealized gain of $53.0 million. This change in the unrealized gain was primarily due to changes in market conditions. With respect to the Company's exposure to market risks, see management's comments in the 1998 Form 10-K.

The Company's amortized cost of high-yield bonds (rated below BBB by Standard & Poor's Corporation and excluding non-rated and private placements) at June 30, 1999 aggregated $53.9 million with a market value of $51.5 million. At market value, these investments represented 2.5% of total assets, or 3.3% of total invested assets. Such holdings were not material to invested assets nor is it expected that any subsequent gains or losses on these securities would be material to the operations of the Company.

AHLIC is a holding company, and its liquidity is largely dependent on the ability of its subsidiaries, primarily AHL, to pay dividends and on external financings. As a result, AHLIC borrows on an interim basis through lines of credit with its major banks to cover any short-term cash requirements which may occur. The decrease in bank debt at June 30, 1999, compared to the amount at December 31, 1998, reflected the payoff of debt in January, 1999. At June 30, 1999, the debt to total capital (excluding unrealized investment gains) ratio was 14.0%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED JUNE 30, 1999 COMPARED TO
                           PERIODS ENDED JUNE 30, 1998


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Other:

Year 2000 Readiness Disclosure:
The Company has in place a Year 2000 compliance plan which includes updates and revisions to existing software, as well as the installation of new or replacement software. The Company's Year 2000 compliance plan began with a detailed assessment of systems starting in the fall of 1996. It followed with a disciplined plan of remediation, replacement and upgrading that resulted in Year 2000 compliant software being in place in most areas of the business enterprise by the end of the second quarter of 1999, and will result in full Year 2000 compliance by October 1, 1999. Included in the plan are several system projects not specifically undertaken to remediate Year 2000 compliance issues, but which, as a result, will ensure Year 2000 compliance in those areas. As of the end of the second quarter of 1999, the Company has installed or upgraded Year 2000 compliant systems supporting approximately 95% of the Company's business.

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

The direct and indirect cost of achieving Year 2000 compliance, including all remediation, replacement and upgrading of non-compliant systems over the three years preceding the turn of the century is expected to be approximately $8.3 million. Most of such cost will be capitalized and amortized over the reasonable useful lives of the new software systems put in place, as they relate primarily to upgrading or replacing systems for business reasons other that Year 2000 remediation. Costs expensed in 1997, 1998 and 1999 are immaterial to the overall financial statements of the Company.

Allstate Merger:
The Company announced July 9, 1999, that it had signed an agreement to merge into a subsidiary of The Allstate Corporation. Under the merger agreement, American Heritage Life Investment Corporation shareholders will receive $32.25 for each American Heritage Life Investment Corporation share, receivable in Allstate shares or upon election by shareholders, in cash, subject to proration as may be necessary to preserve the tax free nature of the transaction. In addition, Allstate will assume American Heritage Life Investment Corporation's obligations under its outstanding mandatorily redeemable preferred securities. The offer values American Heritage Life Investment Corporation at approximately $1.1 billion. The transaction is subject to approval by the shareholders of American Heritage Life and requisite regulatory authorities and other customary conditions and is expected to be completed before the end of 1999. The merger will allow the Company access to the capital resources and distribution opportunities necessary to become a dominant player in worksite marketing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     PERIOD ENDED JUNE 30, 1999 COMPARED TO
                           PERIODS ENDED JUNE 30, 1998


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Forward Looking Statements:
The foregoing discussion contains forward-looking statements together with related data and projections about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then current expectations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


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


Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibit Index

                    Exhibit 27 Financial Data Schedule (for SEC purposes only)


            (b)     Reports on Form 8-K

                    A current report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 by the Registrant with The Securities and Exchange Commission, which reported on the merger with The Allstate Corporation.

                           PART II - OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                  AMERICAN HERITAGE LIFE INVESTMENT CORPORATION
                                  (REGISTRANT)



Date  August 12, 1999                          /s/ Elizabeth A. Mahin
      ---------------                -----------------------------------------
                                     Elizabeth A. Mahin
                                     Senior Vice President and Chief
                                     Accounting Officer
                                     (Principal Accounting Officer)




Date  August 12, 1999                          /s/ John K. Anderson, Jr.
      ---------------                -----------------------------------------
                                     John K. Anderson, Jr.
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial Officer)